Form 10QSB
period 2003-03-31
UNIVERSAL TANNING VENTURES INC
filed 2003-08-21
CIK 1207029

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to _________

Commission file number: 000-50284

UNIVERSAL TANNING VENTURES, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	80-0025175 (IRS Employer I.D. No.)

600 East Altamonte Drive, Unit 1050
Altamonte Springs, Florida 32701
(407) 260-9206
(Address and telephone number of
principal executive offices)

State the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of August 1, 2003

Common Stock, $.001 par value	7,500,000

Transitional Small Business Issuer Format: YES   ☐   NO    ☒

UNIVERSAL TANNING VENTURES, INC.

FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Universal Tanning Ventures, Inc.
And Subsidiary

Consolidated Balance Sheet

March 31,
2003

(unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,554
Inventories	8,102
Other current assets	600

Total current assets	49,256
Property and equipment, net	92,293
Deferred offering costs	52,944

Total assets	$194,493

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$19,779
Deferred revenue	10,918
Current maturities of capital lease obligations	110

Total current liabilities	30,807

Stockholders’ equity
Common stock, $0.0001 par value, 10,000,000 shares authorized, 7,500,000 shares issued and outstanding	750
Additional paid-in capital	562,250
Accumulated deficit	(399,314)

Total stockholders’ equity	163,686

Total liabilities and stockholders’ equity	$194,493

See accompanying notes to unaudited consolidated financial statements.

Universal Tanning Ventures, Inc.
And Subsidiary

Consolidated Statements of Operations

	Three months ended March 31,

	2003	2002
	(unaudited)	(unaudited)

Revenue:
Tanning services	$35,989	$23,130
Product sales, net of returns and allowance	6,307	5,095

Total revenue	42,296	28,225

Cost of revenue:
Tanning services	25,943	20,406
Product sales	3,039	2,627

Total cost of revenue	28,982	23,033

Gross profit	13,314	5,192

Selling, general and administrative expenses	56,240	26,241

Loss from operations	(42,926)	(21,049)

Non-operating income (expense), net	4	(762)

Net loss	$(42,922)	$(21,811)

Weighted average common shares outstanding	7,500,000	4,782,450

Basic and diluted loss per share	$(0.01)	$(0.00)

See accompanying notes to unaudited consolidated financial statements.

Universal Tanning Ventures, Inc.
And Subsidiary

Consolidated Statements of Cash Flows

	Three months ended March 31,

	2003	2002
	(unaudited)	(unaudited)

Operating activities:
Net Loss	$(42,922)	$(21,811)
Adjustments to reconcile net loss to cash provided by (used in) operations:
Depreciation and amortization	5,796	3,370
(Increase) decrease in assets:
Prepaid consulting fees	33,333	(91,667)
Other current assets	(324)	(6,768)
Inventories	153	(6,633)
Intangible assets	—	3,228
Deposits	—	500
Increase (decrease) in liabilities:
Accounts payable and accrued expenses, net of acquisition	6,705	142,892
Loan from shareholder	—	(48,670)
Deferred revenue	520	2,747

Net cash provided by (used in) operating activities:	3,261	(22,812)

Cash flows from investing activities:
Purchase of property and equipment	(1,114)	(41,647)
Sale of property and equipment	—	34,851

Net cash used in investing activities:	(1,114)	(6,796)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	130,500
Deferred offering costs	(4,851)	(40,000)
Capital lease obligation repayments	(1,880)	(1,818)

Net cash provided by (used in) financing activities:	(6,731)	88,682

Net increase (decrease) in cash and cash equivalents	(4,584)	59,074

Cash and cash equivalents, beginning of period	45,138	9,231

Cash and cash equivalents, end of period	$40,554	$68,305

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11	$763

Assumption of capital lease obligation from Altamonte Tan, Inc.	$—	$8,092

See accompanying notes to unaudited consolidated financial statements.

Universal Tanning Ventures, Inc.
And Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2003

Note 1 — Summary of Significant Accounting Policies

     Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared by Universal Tanning Ventures, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements included herein reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. Interim results are not necessarily indicative of the results that may be expected for the year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis and results of operations, for the year ended December 31, 2002, contained in the Company’s registration statement on Form SB-2 (File No. 333-101551) which was declared effective by the SEC on May 13, 2003.

     Reporting Entity and Principles of Consolidation. Universal Tanning Ventures, Inc. and Subsidiary (“Universal” or the “Company”) were incorporated in the State of Delaware on January 4, 2002 and January 24, 2002, respectively. The Company is in the business of providing tanning services from one location, located in Altamonte Springs, Florida. During the period from inception through February 28, 2002, the company’s operations were primarily organizational.

     The Company’s consolidated financial statements for the three months ended March 31, 2003 include the accounts of its wholly owned subsidiary UT Holdings, Inc., a Delaware corporation. All intercompany balances and transactions have been eliminated.

     The consolidated statements of operations and cash flows include the activity of Altamonte Tan, Inc. for the period from January 1, 2002 - February 28, 2002.

     Initial public offering. In November 2002, the Company’s Board of Directors authorized management to file a registration statement with the Securities and Exchange Commission to permit the Company to sell its common stock to the public. On May 13, 2003 the Securities and Exchange Commission declared our registration statement effective and we commenced the offering. As of August 15, 2003 no securities had been sold under this offering.

     Revenue Recognition. Revenue is recognized when tanning services are rendered or when the product is sold to customers. Tanning services sold to customers in a package plan are recorded as deferred revenue and are recognized as revenue when the customer utilizes the services.

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

     Inventories. Inventories are valued at the lower of cost or market and consist of tanning lotions and supplies. Cost is determined using the first-in, first-out method.

     Property and Equipment. Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. Routine maintenance and repairs are charged to expense as incurred. Major replacements and improvements are capitalized. Gains or losses are credited or charged to income upon disposition.

     Impairment of Long-Lived Assets. The Company evaluates its long-lived assets for financial impairment as events or changes in circumstances indicate that the carrying value of a long-lived asset may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against their estimated undiscounted future cash flows. If such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

     Income Taxes. The Company accounts for income taxes utilizing the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enacted date.

     Loss per Share. The Company utilizes Financial Accounting Standards Board Statement No. 128, “Earnings Per Share.” Statement No. 128 requires the presentation of basic and diluted loss per share on the face of the statement of operations.

     Basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. In calculating diluted loss per share, the Company had no common stock equivalent shares as of March 31, 2003. However, if the Company had such common stock equivalents, they would be considered anti-dilutive due to there being losses, and therefore, basic and diluted loss per share are the same.

     Advertising. Advertising consists primarily of yellow-page and magazine advertisements. All costs are expensed as incurred. Advertising expense totaled approximately $3,800 and $600 for the three months ended March 31, 2003 and March 31, 2002, respectively.

     Seasonality and Weather. The tanning services market is seasonal, as customers tend to prefer to be outdoors during warmer weather. Accordingly, demand for the Company’s tanning services are generally higher during winter and spring (the Company’s first and second quarters).

     Fair Value of Financial Instruments. The carrying amount of cash and cash equivalents, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments. The fair value of the capital lease obligation is assumed to approximate the recorded value because the then-prevailing market conditions have not changed.

     Recent Accounting Pronouncements. In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS No. 144 will has not had a material impact on our financial position or results of operations.

     In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This newly issued standard rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt-an amendment of APB Opinion No. 30, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion 30 will now be used to classify those gains and losses. SFAS 145 also amends FAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. For the provisions related to the rescission of SFAS 4, SFAS 145 is effective for the Company beginning in fiscal year 2004. The remaining provisions of SFAS 145 are effective for the Company in fiscal year 2003. The Company does not expect the adoption of SFAS 145 to have a material impact on its consolidated financial statements.

     In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Prior guidance required that a liability for an exit cost be recognized at the date of an entity’s commitment to an exit plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on its consolidated financial statements.

Note 2 — Deferred Offering Costs

     Deferred offering costs at March 31, 2003, consisted of legal and other professional fees in the amount of $52,944 relating to the Company’s public offering.

Note 3 — Property and Equipment

     Property and equipment, their estimated useful lives, and related accumulated depreciation are summarized as follows:

	Range of lives in
	years	March 31, 2003

Tanning equipment	7	$80,577
Furniture and fixtures	5 - 7	1,060
Leasehold improvements	5	33,812

		115,449
Less accumulated depreciation		(23,156)

Total property and equipment		$92,293

     Depreciation expense amounted to $5,796 (unaudited) and $3,370 (unaudited) for the three months ended March 31, 2003 and 2002, respectively.

Note 4 — Certain Consulting Transactions

     Since the inception of the Company in January 2002, the Company has employed various consultants to advise the company in matters related to the marketing of its products, the identification of investors and the implementation of short and long term strategic planning. The following is a brief description of the consulting agreements entered into during 2002.

     Varela Consulting Group. The Company entered into a 6-month agreement in July 2002 with Varela Consulting Group (“Varela”) to represent the Company relating to the potential sale of its products and services to business contacts and potential customers worldwide, particularly in Central and South America. Compensation paid to Varela for their services totaled $100,000 and was amortized over the life of the contract on a straight-line basis.

     Brannon Capital Corp. The Company entered into a 12-month agreement in March 2002 with Brannon Capital Corp. (“BCC”) to advise the Company in the implementation of short and long-term strategic planning, recruitment and employment of key executives consistent with the expansion of operations and advising the company concerning matters related to the management and organization of the Company. Compensation paid to BCC for their services totaled $100,000 and was amortized over the life of the contract on a straight-line basis.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

     The following discussion of our plan of operation, financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed in this Quarterly Report.

In General

     We own and operate a single indoor tanning salon business that offers a full range of indoor tanning products and services to our customers. The revenue from this single salon accounts for 100% of our total revenues.

     We are a Delaware corporation formed for the purpose of acquiring the business of Altamonte Tan, Inc. (“Altamonte Tan”), a single indoor tanning salon previously owned and operated by our president, Glen Woods. Through our wholly owned subsidiary, UT Holdings, Inc., we acquired substantially all of the assets and assumed certain liabilities of Altamonte Tan, Inc. on February 28, 2002 in exchange for $30,000. We have continued to operate the business of Altamonte Tan since our acquisition of its assets under the name “Universal Tanning.” Although Altamonte Tan has been in operation for 5 years prior to our acquisition, our own independent pre-acquisition revenues and operations have been de minimis.

     We believe that developments in the indoor tanning industry are drawing more media attention to indoor tanning. We anticipate that this increased exposure, new tanning equipment, and developments in tanning safety will result in an increase in the market for indoor tanning related products and services. However, the indoor tanning industry is highly fragmented. We believe that to succeed, companies will need to provide extensive product selection, detailed product information and other value added services while aggregating all aspects of the tanning experience in multiple, easy to access locations. We believe that tanning salon customers want a single source from which to access all indoor tanning related products, services and information. Our goal is to become that single source by utilizing online information and services, multiple physical locations and an interconnected network of salons to become a total tanning company and a leading provider of tanning related goods and services. Our business strategy focuses on growth through opening new tanning salons and acquiring existing salons. The timing of the implementation of our strategy and our pace of growth will depend on the amount of capital funding that we receive.

     We have filed a registration statement with the United States Securities and Exchange Commission (the “SEC”) registering 1,000,000 shares for sale at $1.00 per share. The registration statement was declared effective on May 13, 2003. As of August 1, 2003, we have not sold any shares under that registration statement. If the full $1,000,000 is raised, we will be able to begin implementation of our business strategy of growing our business through acquisitions and opening new salons. Raising less than $250,000 will seriously impair the timing of the implementation of our business plan; and raising less than $100,000 will require us to seek additional capital through other sources. If such alternate sources of capital are not available, or are available on terms that are not reasonable for us, then our business and operations would be adversely impacted.

Comparison of Three Months Ended March 31, 2003 and March 31, 2002.

     Net Sales. Net sales of tanning services for the three months ended March 31, 2003 increased by approximately $12,900 (or 56%) to $36,000 from $23,100 for the same period in 2002. This increase was the result of the purchase of new tanning equipment in March 2002 and increased advertising expenditures. These capital expenditures expanded our ability to provide more service to our customers by providing higher quality tanning beds. Net sales of tanning products for the three months ended March 31, 2003 increased by approximately $1,200 (or 24%) to $6,300 from $5,100 for the same period in 2002. This increase was a result of the increased amount of tanning services that were provided during the period.

     Cost of Revenue. Our cost of revenue for the three months ended March 31, 2003 increased by approximately $6,000 (or 26%) to $29,000 from $23,000 for the same time period in 2002. This was due to both the increase in the sales commissions we paid to our employees and the increased hours of operation for our store during the same period. During this period we doubled the commissions we pay to our employees for the sale of tanning products and services from 5% to 10% and added an additional day each week to our operations.

     Selling, General and Administrative. Selling, general and administrative expenses increased $30,000 (or 115%) to $56,200 from $26,200 for the same period in 2002. The increase was primarily attributable to the hiring of consultants to assist with strategic planning, international sales and investor and public relations matters.

     Interest Expense, Net. Interest expense, net decreased by $766, to $4 for the three months ended March 31, 2003 from $(762) for the same period in 2002. This decrease reflected the recapitalization of Altamonte Tan, Inc. with the purchase of its assets and the assumption of only certain liabilities by us on February 28, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities totaled $3,261 during the three months ended March 31, 2003, compared to net cash used of $22,812 for the three months ended March 31, 2002. The increase in cash provided by operating activities is a result of the acquisition of substantially all of the assets while assuming only certain liabilities of Altamonte Tan, Inc. in February 2002.

     Cash used in investing activities totaled $1,114 and $6,796 during the three months ended March 31, 2003 and 2002, respectively. Capital expenditures in 2003 were primarily comprised of the purchasing of tanning equipment for our single tanning salon. Net cash used in investing activities is largely attributable to capital expenditures for tanning equipment to support our internal expansion. We have no material commitments for capital expenditures. However, we will continue to need computer and office equipment as we expand our operations.

     Net cash (used in) provided by financing activities totaled $(6,731) and $88,682 during the three months ended March 31, 2003 and 2002, respectively. During the quarter ended March 31, 2002, financing activities consisted primarily of the sale of shares pursuant to a private placement that began in February 2002.

     At March 31, 2003 we had cash balances in the amount of $40,554. Our principal sources of funds have been cash generated from financing activities. In 2002, we received offering proceeds of $562,500 (net of $62,500 of offering expenses) in a private placement, which were primarily used in the purchase of Altamonte Tan along with costs associated with our current public offering. On May 13, 2003, the SEC declared effective our registration statement on Form SB-2, wherein we registered for sale 1,000,000 shares of our common stock at an offer price of $1.00 per share. The securities are being offered by us on a “best efforts” basis and no minimum amount of shares is required to be sold. We believe that the net proceeds from the sale of not less than 250,000 shares of our common stock offered thereby, together with funds generated by operations, will provide adequate cash to fund our anticipated cash needs over the next 12 months. We anticipate that the offering will terminate on September 14, 2003. However, as of August 15, 2003, we have not sold any shares under this registration statement. If we do not achieve the financing anticipated from the public offering, and we are unable to find other sources of capital, we will not be able to implement our business plan, and we may not be able to continue as a going concern.

     We have been unable to generate significant liquidity or cash flow from our current operations. We frequently change our pricing structure to take into account our clients’ fluctuating cash flows, service and product needs. For example, we may reduce our prices of tanning packages or offer certain advantageous offers during our non-peak months of July through December. We generally experience an increased level of cash flow from operations in the first six months of the calendar year as our clients prepare their tan for the summer. We anticipate that cash flows from operations will be insufficient to fund our business operations for the full year 2003.

Variables and Trends

     We anticipate experiencing greater sales in the first and second quarters of the calendar year, as opposed to the third and fourth quarters of the calendar year. The seasonality of our sales will be directly related to weather patterns. The first and second quarters of the calendar year are usually our strongest revenue producing quarters as customers begin to build their tan after the winter for the upcoming spring and summer season. The third quarter of the calendar year is usually the slowest due to the summer weather and customers electing to achieve their tan at the beach or other non-indoor location. The fourth quarter of the calendar year is slow at our location due to the warm temperatures and sunshine usually occurring in the central Florida area, where our store is located. Comparisons of our sales and operating results between different quarters within a single year are, therefore, not necessarily indicators of our future performance.

     Although we have a limited operating history in connection with the operation of our single tanning salon, we have no operating history with respect to our plans for the expansion of our business to multiple locations. As we move forward with our business plan, we expect our expenses to increase significantly as we grow our business and enter into new markets through the opening of new locations or through acquisitions. Accordingly, the comparison of the financial data for the periods presented may not be a meaningful indicator of our future performance and must be considered in light of our single tanning salon operating history.

     Looking forward at our business prospects for the future, we have no way of knowing if scientific research will find new or increased health risks to indoor tanning. If such new or increased health risks are discovered, or if media reports create concern or uncertainty in the public’s perception of the health risks associated with indoor tanning, our existing customers would likely decide to reduce or eliminate their use of our products and services. New customers would similarly be discouraged from patronizing our business. The resulting reduction in revenue would have a material adverse affect on our business and financial conditions.

Forward Looking Statements

     This report includes “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “should”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be considered “forward looking statements”. We do not guarantee that the transactions and events described in this Report will happen as described or that any positive trends noted in this Report will continue. These types of statements are generally located in the section entitled “Management’s Discussion and Analysis or Plan of Operation,” but may be found elsewhere in this Report as well. Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those presently anticipated. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. You should understand that many important factors, in addition to those discussed elsewhere in this Report, could cause our results to differ materially from those expressed in the forward-looking statements. These factors include, without limitation, the rapidly changing industry and regulatory environment, our limited operating history, our ability to implement our growth strategy, our ability to integrate acquired companies and their assets and personnel into our business, our fixed obligations, our dependence on new capital to fund our growth strategy, our ability to attract and retain quality personnel, our competitive environment, perceived health issues associated with tanning generally and tanning booths in particular, economic and other conditions in markets in which we operate, increases in maintenance costs and insurance premiums and cyclical and seasonal fluctuations in our operating results.

     A more comprehensive list of such factors and related discussion are set forth in our Form SB-2 registration statement (File No. 333-101551) which was declared effective by the SEC on May 13, 2003, and our other filings made with the SEC from time to time.

Item 3. Controls and Procedures

     We have evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2003. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

     During the quarterly period covered by this report, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect its internal controls subsequent to the Evaluation Date.

     We have investments, not material in amount, in certain unconsolidated entities. Since we do not control these entities, our disclosure controls and procedures with respect to these entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

     The Company is not a party to any pending legal proceedings nor is any of its property subject to pending legal proceedings.

Item 2. Changes in Securities and Use of Proceeds.

     Not Applicable.

Item 3. Defaults Upon Senior Securities.

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not Applicable.

Item 5. Other Information.

     On May 13, 2003, the Securities and Exchange Commission declared effective our Form SB-2 registration statement in which we registered for sale up to 1,000,000 shares of our common stock at $1.00 per share. As of August 15, 2003, we have not sold any shares under this registration statement.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

     (b)  Reports on Form 8-K.

     Not Applicable.

SIGNATURES

     In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2003

UNIVERSAL TANNING VENTURES, INC.

By: /s/ Glen Woods

Name: Glen Woods Title: Chief Executive Officer, President and Principal Financial Officer

By: /s/ Dyron Watford

Name: Dyron Watford Title: Principal Accounting Officer

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.