Form 10QSB
period 2003-06-30
UNIVERSAL TANNING VENTURES INC
filed 2003-08-26
CIK 1207029

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

Commission file number: 000-50284

UNIVERSAL TANNING VENTURES, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	80-0025175 (IRS Employer I.D. No.)

600 East Altamonte Drive, Unit 1050
Altamonte Springs, Florida 32701
(407) 260-9206
(Address and telephone number of
principal executive offices)

State the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of August 15, 2003

Common Stock, $.001 par value	7,500,000

Transitional Small Business Issuer Format:  YES  ☒  NO  ☐

UNIVERSAL TANNING VENTURES, INC.

FORM 10-QSB

PART I. FINANCIAL INFORMATION

Universal Tanning Ventures, Inc.
And Subsidiary

Consolidated Balance Sheet

Item 1. Financial Statements

June 30,
2003

(unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,997
Inventories	7,143
Other current assets	400

Total current assets	42,540

Property and equipment, net	86,482
Deferred offering costs	72,549

Total assets	$201,571

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$31,383
Deferred revenue	12,048

Total current liabilities	43,431
Stockholders’ equity
Common stock, $0.0001 par value, 10,000,000 shares authorized, 7,500,000 shares issued and outstanding	750
Additional paid-in capital	562,250
Accumulated deficit	(404,860)

Total stockholders’ equity	158,140

Total liabilities and stockholders’ equity	$201,571

See accompanying notes to unaudited consolidated financial statements.

Universal Tanning Ventures, Inc.
And Subsidiary

Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue:
Tanning services	$34,838	$29,068	$70,827	$52,198
Product sales, net of returns and allowances	5,387	5,506	11,694	10,601

Total revenue	40,225	34,574	82,521	62,799
Cost of revenue:
Tanning services	26,712	23,410	52,655	43,816
Product sales	3,148	2,212	6,187	4,839

Total cost of revenue	29,860	25,622	58,842	48,655

Gross profit	10,365	8,952	23,679	14,144
Selling, general and administrative expenses	15,913	49,259	72,153	75,500

Loss from operations	(5,548)	(40,307)	(48,474)	(61,356)
Non-operating income (expense), net	2	918	6	156
Net loss	$(5,546)	$(39,389)	$(48,468)	$(61,200)

Weighted average common shares outstanding	7,500,000	6,006,133	7,500,000	5,427,518

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

See accompanying notes to unaudited consolidated financial statements.

Universal Tanning Ventures, Inc.
And Subsidiary

Consolidated Statements of Cash Flows

	Six months ended June 30,

	2003	2002

	(unaudited)	(unaudited)

Operating activities:
Net Loss	$(48,468)	$(61,200)
Adjustments to reconcile net loss to cash provided by (used in) operations:
Depreciation and amortization	11,607	8,546
(Increase) decrease in assets:
Prepaid consulting fees	33,333	(66,667)
Other current assets	(124)	(1,118)
Inventories	1,112	(19)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses, net of acquisition	18,309	2,010
Loan from shareholder	—	(7,803)
Deferred revenue	1,650	(144)

Net cash provided by (used in) operating activities:	17,419	(126,395)

Cash flows from investing activities:
Purchase of property and equipment	(1,114)	(73,520)
Sale of property and equipment	—	833
Purchase of assets of Altamonte Tan, Inc, net of liabilities assumed	—	(30,000)

Net cash used in investing activities:	(1,114)	(102,687)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	537,485
Deferred offering costs	(24,456)	(40,000)
Capital lease obligation repayments	(1,990)	(3,648)

Net cash provided by (used in) financing activities:	(26,446)	493,837

Net increase (decrease) in cash and cash equivalents	(10,141)	264,755

Cash and cash equivalents, beginning of period	45,138	9,231

Cash and cash equivalents, end of period	$34,997	$273,986

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$12	$794

Assumption of capital lease obligation from Altamonte Tan, Inc.	$—	$8,092

See accompanying notes to unaudited consolidated financial statements.

Universal Tanning Ventures, Inc.
And Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2003

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

     The Company’s consolidated financial statements for the three and six months ended June 30, 2003 include the accounts of its wholly owned subsidiary UT Holdings, Inc., a Delaware corporation. All intercompany balances and transactions have been eliminated.

     The consolidated statements of operations and cash flows include the activity of Altamonte Tan, Inc. for the period from January 1, 2002 — February 28, 2002.

     Initial public offering. In November 2002, the Company’s Board of Directors authorized management to file a registration statement with the Securities and Exchange Commission to permit the Company to sell its common stock to the public. On May 13, 2003 the Securities and Exchange Commission declared our registration statement effective and we commenced the offering. As of August 18, 2003 no securities had been sold under this offering.

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

     Basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. In calculating diluted loss per share, the Company had no common stock equivalent shares as of June 30, 2003. However, if the Company had such common stock equivalents, they would be considered anti-dilutive due to there being losses, and therefore, basic and diluted loss per share are the same.

     Advertising. Advertising consists primarily of yellow-page and magazine advertisements. All costs are expensed as incurred. Advertising expense totaled approximately $7,600 and $2,400 for the six months ended June 30, 2003 and June 30, 2002, respectively.

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

     Recent Accounting Pronouncements.

     In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the FASB still plans to revise that definition through an amendment to Concepts Statement 6, the FASB decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments.

     This Statement requires an issuer to classify the following instruments as liabilities (or assets in some circumstances):

•	A financial instrument issued in the form of shares that is mandatorily redeemable—that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur.

•	A financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets (for example, a forward purchase contract or written put option on the issuer’s equity shares that is to be physically settled or net cash settled).

•	A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares, if, at inception, the monetary value of the obligation is based solely or predominantly on any of the following:

a	A fixed monetary amount known at inception, for example, a payable settleable with a variable number of the issuer’s equity shares.

b	Variations in something other than the fair value of the issuer’s equity shares, for example, a financial instrument indexed to the S&P 500 and settleable with a variable number of the issuer’s equity shares.

c	Variations inversely related to changes in the fair value of the issuer’s equity shares, for example, a written put option that could be net share settled.

     The Company does not expect that the adoption of this Statement will have a material effect on the Company’s financial position or results of operation.

Note 2 — Deferred Offering Costs

     Deferred offering costs at June 30, 2003, consisted of legal and other professional fees in the amount of $72,549 relating to the Company’s public offering.

Note 3 — Property and Equipment

     Property and equipment, their estimated useful lives, and related accumulated depreciation are summarized as follows:

	Range of lives in years	June 30, 2003

Tanning equipment	7	$80,577
Furniture and fixtures	5 – 7	1,060
Leasehold improvements	5	33,812

		115,449
Less accumulated depreciation		(28,967)

Total property and equipment		$86,482

     Depreciation expense amounted to $11,607 (unaudited) and $8,546 (unaudited) for the six months ended June 30, 2003 and 2002, respectively.

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

     We have filed a registration statement with the United States Securities and Exchange Commission (the “SEC”) registering 1,000,000 shares for sale at $1.00 per share. The registration statement was declared effective on May 13, 2003. As of August 18, 2003, we have not sold any shares under that registration statement. If the full $1,000,000 is raised, we will be able to begin implementation of our business strategy of growing our business through acquisitions and opening new salons. Raising less than $250,000 will seriously impair the timing of the implementation of our business plan; and raising less than $100,000 will require us to seek additional capital through other sources. If such alternate sources of capital are not available, or are available on terms that are not reasonable for us, then our business and operations would be adversely impacted.

     Comparison of Three Months Ended June 30, 2003 and June 30, 2002.

     Net Sales. Net sales of tanning services for the three months ended June 30, 2003 increased by approximately $5,700 (or 20%) to $34,800 from $29,100 for the same period in 2002. This increase was the result of the purchase of new tanning equipment in March 2002 and increased advertising expenditures. These capital expenditures expanded our ability to provide more service to our customers by providing higher quality tanning beds. Net sales of tanning products for the three months ended June 30, 2003 decreased by approximately $100 (or 2%) to $5,400 from $5,500 for the same period in 2002.

     Cost of Revenue. Our cost of revenue for the three months ended June 30, 2003 increased by approximately $3,300 (or 14%) to $26,700 from $23,400 for the same time period in 2002. This was due to both the increase in the sales commissions we paid to our employees and the increased hours of operation for our store during the same period. During this period we doubled the commissions we pay to our employees for the sale of tanning products and services from 5% to 10% and added an additional day each week to our operations.

     Selling, General and Administrative. Selling, general and administrative expenses decreased $33,400 (or 68%) to $15,900 from $49,300 for the same period in 2002. The decrease was primarily attributable to the hiring of consultants to assist with strategic planning, international sales and investor and public relations matters during 2002.

     Comparison of Six Months Ended June 30, 2003 and June 30, 2002.

     Net Sales. Net sales of tanning services for the six months ended June 30, 2003 increased by approximately $18,600 (or 36%) to $70,800 from $52,200 for the same period in 2002. This increase was the result of the purchase of new tanning equipment in March 2002 and increased advertising expenditures. These capital expenditures expanded our ability to provide more service to our customers by providing higher quality tanning beds. Net sales of tanning products for the six months ended June 30, 2003 increased by approximately $1,100 (or 10%) to $11,700 from $10,600 for the same period in 2002. This increase was a result of the increased amount of tanning services that were provided during the period.

     Cost of Revenue. Our cost of revenue for the six months ended June 30, 2003 increased by approximately $8,900 (or 20%) to $52,700 from $43,800 for the same time period in 2002. This was due to both the increase in the sales commissions we paid to our employees and the increased hours of operation for our store during the same period. During this period we doubled the commissions we pay to our employees for the sale of tanning products and services from 5% to 10% and added an additional day each week to our operations.

     Selling, General and Administrative. Selling, general and administrative expenses decreased $3,300 (or 4%) to $72,200 from $75,500 for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities totaled $17,419 during the six months ended June 30, 2003, compared to net cash used of $126,395 for the six months ended June 30, 2002. The increase in cash provided by operating activities is a result of the decrease in consulting fees paid by us during 2003.

     Cash used in investing activities totaled $1,114 and $102,687 during the six months ended June 30, 2003 and 2002, respectively. Capital expenditures in 2003 were primarily comprised of the purchasing of tanning equipment for our single tanning salon. Net cash used in investing activities is largely attributable to capital expenditures for tanning equipment to support our internal expansion. We have no material commitments for capital expenditures. However, we will continue to need computer and office equipment as we expand our operations.

     Net cash (used in) provided by financing activities totaled $(26,446) and $493,837 during the six months ended June 30, 2003 and 2002, respectively. During the six months ended June 30, 2002, financing activities consisted primarily of the sale of shares pursuant to a private placement that began in February 2002.

     At June 30, 2003 we had cash balances in the amount of $34,997. Our principal source of funds has been cash generated from financing activities. In 2002, we received offering proceeds of $562,500 (net of $62,500 of offering expenses) in a private placement, which were primarily used in the purchase of Altamonte Tan along with costs associated with our current public offering. On May 13, 2003, the SEC declared effective our registration statement on Form SB-2, wherein we registered for sale 1,000,000 shares of our common stock at an offer price of $1.00 per share. We are offering the securities on a “best efforts” basis and no minimum amount of shares is required to be sold. We believe that the net proceeds from the sale of not less than 250,000 shares of our common stock offered thereby, together with funds generated by operations, will provide adequate cash to fund our anticipated cash needs over the next 12 months. We anticipate that the offering will terminate on September 14, 2003. However, as of August 18, 2003, we have not sold any shares under this registration statement. If we do not achieve the financing anticipated from the public offering, and we are unable to find other sources of capital, we will not be able to implement our business plan, and we may not be able to continue as a going concern.

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

ITEM 3 — CONTROLS AND PROCEDURES

     We have evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2003. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

     Not Applicable.

Item 3. Defaults Upon Senior Securities.

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not Applicable.

Item 5. Other Information.

     On May 13, 2003, the Securities and Exchange Commission declared effective our Form SB-2 registration statement in which we registered for sale up to 1,000,000 shares of our common stock at $1.00 per share. As of August 18, 2003, we have not sold any shares under this registration statement.

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

Date: August 26, 2003
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