Form 10QSB
period 2003-09-30
UNIVERSAL TANNING VENTURES INC
filed 2003-11-14
CIK 1207029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number: 000-50284

UNIVERSAL TANNING VENTURES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	80-0025175
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer I.D. No.)

600 East Altamonte Drive, Unit 1050

Altamonte Springs, Florida 32701

(407) 260-9206

(Address and telephone number of

principal executive offices)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes  ☐  No

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of November 5, 2003 was 7,565,000 and there were 165 stockholders of record.

Transitional Small Business Issuer Format:    ☐  YES  ☒  NO

UNIVERSAL TANNING VENTURES, INC.

FORM 10-QSB

Universal Tanning Ventures, Inc.

And Subsidiary

Consolidated Balance Sheet

Assets

September 30, 2003
(unaudited)
Current assets:
Cash and cash equivalents	$89,367
Inventories	7,250
Other current assets	200

Total current assets	96,817
Property and equipment, net	80,671

Total assets	$177,488

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$40,414
Accrued expenses	2,859
Deferred revenue	15,356

Total current liabilities	58,629

Stockholders’ equity
Common stock, $0.0001 par value, 10,000,000 shares authorized, 7,565,000 shares issued and outstanding	757
Additional paid-in capital	554,694
Accumulated deficit	(436,592)

Total stockholders’ equity	118,859

Total liabilities and stockholders’ equity	$177,488

See accompanying notes to unaudited consolidated financial statements.

Universal Tanning Ventures, Inc.

And Subsidiary

Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Tanning services	$26,680	$22,277	$97,507	$74,475
Product sales, net of returns and allowances	4,610	3,116	16,304	13,717

Total revenue	31,290	25,393	113,811	88,192

Cost of revenue:
Tanning services	24,484	28,404	77,139	72,220
Product sales	2,245	1,222	8,432	6,061

Total cost of revenue	26,729	29,626	85,571	78,281

Gross profit	4,561	(4,233)	28,240	9,911
Selling, general and administrative expenses	36,307	177,120	108,460	252,620

Loss from operations	(31,746)	(181,353)	(80,220)	(242,709)
Non-operating income (expense), net	14	280	20	436

Net loss	$(31,732)	$(181,073)	$(80,200)	$(242,273)

Weighted average common shares outstanding	7,518,370	7,325,519	7,506,190	6,066,016

Basic and diluted loss per share	$(0.00)	$(0.02)	$(0.01)	$(0.04)

See accompanying notes to unaudited consolidated financial statements.

Universal Tanning Ventures, Inc.

And Subsidiary

Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2003	2002
	(unaudited)	(unaudited)
Operating activities:
Net Loss	$(80,200)	$(242,273)

Adjustments to reconcile net loss to cash provided by (used in) operations:
Depreciation and amortization	17,418	14,638
(Increase) decrease in assets:
Prepaid consulting fees	33,333	(108,333)
Other current assets	76	(1,394)
Inventories	1,005	(6,656)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses, net of acquisition	30,199	11,553
Loan from shareholder	—	(7,803)
Deferred revenue	4,958	(1,479)

Net cash provided by (used in) operating activities:	6,789	(341,747)

Cash flows from investing activities:
Purchase of property and equipment	(1,114)	(73,520)
Sale of property and equipment	—	833
Purchase of assets of Altamonte Tan, Inc. net of liabilities assumed	—	(30,000)

Net cash used in investing activities:	(1,114)	(102,687)

Cash flows from financing activities:
Proceeds from issuance of common stock	65,000	563,000
Deferred offering costs	(24,456)	(40,000)
Capital lease obligation repayments	(1,990)	(5,491)

Net cash provided by financing activities:	38,554	517,509

Net increase in cash and cash equivalents	44,229	73,075

Cash and cash equivalents, beginning of period	45,138	9,231

Cash and cash equivalents, end of period	$89,367	$82,306

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11	$794

Assumption of capital lease obligation from Altamonte Tan, Inc.	$—	$8,092

See accompanying notes to unaudited consolidated financial statements.

Universal Tanning Ventures, Inc.

And Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2003

Note 1—Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared by Universal Tanning Ventures, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. Interim results are not necessarily indicative of the results that may be expected for the year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis and results of operations, for the year ended December 31, 2002, contained in the Company’s registration statement on Form SB-2 (File No. 333-101551) which was declared effective by the SEC on May 13, 2003.

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

The Company’s consolidated financial statements for the three and nine months ended September 30, 2003 include the accounts of its wholly owned subsidiary UT Holdings, Inc., a Delaware corporation. All intercompany balances and transactions have been eliminated.

The consolidated statements of operations and cash flows include the activity of Altamonte Tan, Inc. for the period from January 1, 2002—February 28, 2002.

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

Basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. In calculating diluted loss per share, the Company had no common stock equivalent shares as of September 30, 2003 or 2002. However, if the Company had such common stock equivalents, they would be considered anti-dilutive due to there being losses, and therefore, basic and diluted loss per share are the same.

Advertising. Advertising consists primarily of yellow-page and magazine advertisements. All costs are expensed as incurred. Advertising expense totaled approximately $9,500 and $4,300 for the nine months ended September 30, 2003 and 2002, respectively.

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

Note 2—Initial Public Offering

In November 2002, the Company’s Board of Directors authorized management to file a registration statement with the Securities and Exchange Commission to permit the Company to sell its common stock to the public. On May 13, 2003 the Securities and Exchange Commission declared our registration statement effective and we commenced the offering. We closed the offering on September 7, 2003 having sold an aggregate of 65,000 shares for total gross proceeds of $65,000. Deferred offering costs at December 31, 2002, consisted of legal and other professional fees relating to the Company’s public offering which closed on September 7, 2003. At the time that the offering closed, there was a total of $72,549 of Deferred offering costs. After the offering closed, these costs were netted against the proceeds of the offering as a charge against additional paid-in capital.

Note 3—Property and Equipment

Property and equipment, their estimated useful lives, and related accumulated depreciation are summarized as follows:

	Range of lives in years	September 30, 2003
Tanning equipment	7	$80,577
Furniture and fixtures	5 – 7	1,060
Leasehold improvements	5	33,812

		115,449
Less accumulated depreciation		(34,778)

Total property and equipment		$80,671

Depreciation and Amortization expense amounted to $17,418 and $14,638 for the nine months ended September 30, 2003 and 2002, respectively.

Note 4—Certain Consulting Transactions

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

We are a Delaware corporation formed for the purpose of acquiring the business of Altamonte Tan, Inc. (“Altamonte Tan”), a single indoor tanning salon previously owned and operated by our president, Glen Woods. Through our wholly owned subsidiary, UT Holdings, Inc., we acquired substantially all of the assets and assumed certain liabilities of Altamonte Tan, Inc. on February 28, 2002 in exchange for $30,000. We have continued to operate the business of Altamonte Tan since our acquisition of its assets under the name “Universal Tanning.” Although Altamonte Tan had been in operation for 5 years prior to our acquisition, our own independent pre-acquisition revenues and operations have been de minimis.

We believe that tanning salon customers want a single source from which to access all indoor tanning related products, services and information. Our goal is to become that single source by utilizing online information and services, multiple physical locations and an interconnected network of salons to become a total tanning company and a leading provider of tanning related goods and services. Our business strategy focuses on growth through opening new tanning salons and acquiring existing salons. The timing of the implementation of our strategy and our pace of growth will depend on the amount of capital we are able to secure for this purpose.

Comparison of Three Months Ended September 30, 2003 and September 30, 2002.

Net Sales. Net sales of tanning services for the three months ended September 30, 2003 increased by approximately $4,400 (or 20%) to $26,700 from $22,300 for the same period in 2002. This increase was the result of the purchase of new tanning equipment in March 2002 and increased advertising expenditures. These capital expenditures expanded our ability to provide more service to our customers by providing higher quality tanning beds. Net sales of tanning products for the three months ended September 30, 2003 increased by approximately $1,500 (or 33%) to $4,600 from $3,100 for the same period in 2002 due to an increased customer base as a result of increased advertising.

Cost of Revenue. Our cost of revenue for the three months ended September 30, 2003 decreased by approximately $2,900 (or 10%) to $26,700 from $29,600 for the same time period in 2002. This was due to a reduction in the work force during the period.

Selling, General and Administrative. Selling, general and administrative expenses decreased $140,800 (or 80%) to $36,300 from $177,100 for the same period in 2002. We believe that the decrease was primarily attributable to the hiring of consultants to assist us with strategic planning, international sales and investor and public relations matters during 2002.

Comparison of Nine Months Ended September 30, 2003 and September 30, 2002.

Net Sales. Net sales of tanning services for the nine months ended September 30, 2003 increased by approximately $23,000 (or 31%) to $97,500 from $74,500 for the same period in 2002. This increase was the result of the purchase of new tanning equipment in March 2002 and increased advertising expenditures. These capital expenditures expanded our ability to provide more service to our customers by providing higher quality tanning beds. Net sales of tanning products for the nine months ended September 30, 2003 increased by approximately $2,600 (or 19%) to $16,300 from $13,700 for the same period in 2002. This increase was a result of the increased amount of tanning services that were provided during the period.

Cost of Revenue. Our cost of revenue for the nine months ended September 30, 2003 increased by approximately $7,300 (or 9%) to $85,600 from $78,300 for the same time period in 2002. This was due to both the increase in the sales commissions we paid to our employees and the increased hours of operation for our store during the same period. During this period we doubled the commissions we pay to our employees for the sale of tanning products and services from 5% to 10% and added an additional day each week to our operations.

Selling, General and Administrative. Selling, general and administrative expenses decreased $144,100 (or 57%) to $108,500 from $252,600 for the same period in 2002. We believe that the decrease was primarily attributable to the hiring of consultants to assist us with strategic planning, international sales and investor and public relations matters during 2002.

Plan of Operation

In an effort to obtain the financing necessary to implement our business plan, we filed a registration statement with the United States Securities and Exchange Commission (the “SEC”) registering 1,000,000 shares for sale at $1.00 per share. The registration statement was declared effective on May 13, 2003. We closed the offering on September 7, 2003 having sold a total of only 65,000 shares with total proceeds of $65,000. We projected that a minimum of $250,000 of net proceeds would be necessary to begin the implementation of our business plan. Since the amount of money we raised was insufficient to permit us to begin implementing our business and expansion plans, we have been utilizing the proceeds in the operation of our single tanning salon.

As a result of our lack of available resources, at this time we are unable to pursue our plan to expand the Company. For the foreseeable future, we intend to focus the available capital resources of the Company on the operation of our single tanning salon. We are attempting to raise additional capital to improve our ability to implement our plan. We cannot be certain that additional financing will become available, or if available, whether it will be on terms and conditions satisfactory to us.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $6,789 during the nine months ended September 30, 2003, compared to net cash used of $341,747 for the nine months ended September 30, 2002. The increase in cash provided by operating activities is a result of the decrease in consulting fees paid by us during 2003.

Cash used in investing activities totaled $1,114 and $102,687 during the nine months ended September 30, 2003 and 2002, respectively. Capital expenditures in 2003 were primarily comprised of the purchasing of tanning equipment for our single tanning salon. Net cash used in investing activities is largely attributable to capital expenditures for tanning equipment to support our internal expansion. We have no material commitments for capital expenditures. However, we will continue to need computer and office equipment if our expansion plans are implemented.

Net cash provided by financing activities totaled $38,554 and $517,509 during the nine months ended September 30, 2003 and 2002, respectively. During the nine months ended September 30, 2002, financing activities consisted primarily of the sale of shares pursuant to a private placement that began in February 2002.

At September 30, 2003 we had cash balances in the amount of $89,367. Our principal source of funds has been cash generated from financing activities. In 2002, we received offering proceeds of $562,500 (net of $62,500 of offering expenses) in a private placement, which were primarily used in the purchase of Altamonte Tan along with costs associated with our current public offering. On May 13, 2003, the SEC declared effective our registration statement on Form SB-2, wherein we registered for sale 1,000,000 shares of our common stock at an offer price of $1.00 per share. We offered the securities on a “best efforts” basis and no minimum amount of shares is required to be sold. We sold a total of 65,000 shares in this offering for total gross proceeds of $65,000.

We have been unable to generate significant liquidity or cash flow from our current operations. We frequently change our pricing structure to take into account our clients’ fluctuating cash flows, service and product needs. For example, we may reduce our prices of tanning packages or offer certain advantageous offers during our non-peak months of July through December. We generally experience an increased level of cash flow from operations in the first six months of the calendar year as our clients prepare their tan for the summer. We anticipate that cash flows from operations will be insufficient to fund our business operations for the full year 2004 and that we must continue attempting to raise additional capital to fund our operations and implement our business plan.

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

Although we have a limited operating history in connection with the operation of our single tanning salon, we have no operating history with respect to our desire to expand our business to multiple locations. In the event we are able to obtain the necessary financing to move forward with our business plan, we expect our expenses to increase significantly as we grow our business and enter into new markets through the opening of new locations or through acquisitions. Accordingly, the comparison of the financial data for the periods presented may not be a meaningful indicator of our future performance and must be considered in light of our single tanning salon operating history.

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

ITEM 3—CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2003. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not a party to any pending legal proceedings nor is any of its property subject to pending legal proceedings.

Item 2.	Changes in Securities and Use of Proceeds.

Pursuant to the Company’s Registration Statement on Form SB-2, as amended, filed with the Securities and Exchange Commission on November 27, 2002 and declared effective May 13, 2003, (Registration No. 333-101551), the Company commenced the initial public offering of 1,000,000 registered shares of common stock, par value per share $0.0001, on May 14, 2003, at a price of $1.00 per share. The Offering was completed on September 7, 2003, and of the 1,000,000 shares offered, 65,000 shares were sold, generating cash proceeds for the Company during third quarter 2003 of $65,000.

In connection with the Offering, the Company incurred approximately $72,500 in other offering related expenses, including approximately $17,000 to be paid in fourth quarter 2003. There were no offering expenses that were paid to affiliates of the Company.

The Company used approximately $25, 000 of its net proceeds from the Offering to repay a portion of the offering expenses in connection with the offering. As of the date of this Form 10-QSB filing, the balance of the net proceeds from the Offering, approximately $40,000 has been retained by the Company to be used for working capital purposes. See “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-QSB for further discussion.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5.	Other Information.

Not Applicable.

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

Date: November 14, 2003

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