Form 10KSB
period 2003-12-31
UNIVERSAL TANNING VENTURES INC
filed 2004-03-29
CIK 1207029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number: 000-50284

UNIVERSAL TANNING VENTURES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	80-0025175
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer I.D. No.)

600 East Altamonte Drive, Unit 1050

Altamonte Springs, Florida 32701

(407) 260-9206

(Address and telephone number of

principal executive offices)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Issuer’s revenues for its most recent fiscal year were $146,100.

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of March 5, 2004 was 7,565,000 and there were 156 stockholders of record.

Transitional Small Business Issuer Format:    ☐  Yes    ☒  No

UNIVERSAL TANNING VENTURES, INC.

FORM 10-KSB

i

Forward Looking Statements

This report includes “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “should”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be considered “forward looking statements”. We do not guarantee that the transactions and events described in this Report will happen as described or that any positive trends noted in this Report will continue. These types of statements are generally located in the section entitled “Management’s Discussion and Analysis or Plan of Operation,” but may be found elsewhere in this Report as well. Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those presently anticipated. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. You should understand that many important factors, in addition to those discussed elsewhere in this Report, could cause our results to differ materially from those expressed in the forward-looking statements. These factors include, without limitation, the rapidly changing industry and regulatory environment, our limited operating history, our ability to implement our growth strategy, our ability to integrate acquired companies and their assets and personnel into our business, our fixed obligations, our dependence on new capital to fund our growth strategy, our ability to attract and retain quality personnel, our competitive environment, perceived health issues associated with tanning generally and tanning booths in particular, economic and other conditions in markets in which we operate, increases in maintenance costs and insurance premiums and cyclical and seasonal fluctuations in our operating results. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this report under the caption “Risk Factors.”

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

We own and operate a single indoor tanning salon business in Altamonte Springs, Florida that offers a full range of indoor tanning products and services to our customers. The revenue from this single salon accounts for 100% of our total revenues.

We expect to grow our revenue through: (i) the increased sales of our products and services in our existing salon; (ii) the opening and operation of new salons; and (iii) the creation and sale of new member benefits, products and services, including the member option of utilizing our products and services at multiple locations.

Universal Tanning Ventures, Inc., a Delaware Corporation was formed on January 4, 2002 for the purpose of establishing a network of indoor tanning salons. Through our wholly owned subsidiary, UT Holdings, Inc., we took the first step towards this goal by acquiring substantially all of the assets and assuming certain liabilities of Altamonte Tan, Inc. We also retained the services of Altamonte Tan, Inc.’s president and founder, Mr. Glen Woods. Although the business that we acquired has been in operation since March 1997 and currently accounts for all of our revenue, our own independent pre-acquisition revenues and operations have been de minimis. We currently offer tanning sessions, tanning packages, tanning lotions and accelerators, and tanning accessories. Our goal is to become a total indoor tanning company that provides a full range of indoor tanning products and services to consumers through a national network of indoor tanning salons.

We have analyzed information relevant to the indoor tanning industry including the size and scope of the tanning industry, the industry’s historic and projected growth patterns, the breakdown in salon revenue between tanning products and services, the demographics of the customers utilizing tanning salons and the average number of tanning beds per salon. This information was enumerated in the SunBusiness 2000 Report, a trade publication, general information published by industry magazines, such as Tanning Trends, from time to time, discussions with vendors and other owners and operators of tanning salons at the 2002 International Tanning Association Trade Show in Las Vegas, Nevada and other available sources, including without limitation information available from competitors that is generally available on their websites. Based on our analysis of the available information, our experience operating our own tanning salon and our inability to identify any independent tanning salon business that owns and operates tanning salons across the country, we believe that the full service tanning salon market has not been fully addressed by other indoor tanning companies at the current time. Using this information, we have developed a business plan that has as its goal the creation of a network of tanning salons that will allow a member of our network to utilize their membership at any of our salons. We intend to create this network of salons through both the opening of new locations and the acquisition of existing salons.

We filed a registration statement on Form SB-2 with the Securities and Exchange Commission registering 1,000,000 shares for sale at $1.00 per share. The registration statement was declared effective on May 13, 2003. We closed the offering on September 7, 2003 having sold a total of 65,000 shares with total proceeds of $65,000. Our ability to implement our business plan and strategies will be severely limited due to the amount of shares that we sold. Our first priority was to pay the expenses related to this offering. Then, we have focused the remaining available capital resources of the company on operating the business that we have, the single tanning salon located in Altamonte Springs, Florida. We expect to utilize the available funds for working capital. Finally, we will allocate the remaining funds to the initiation of our acquisition strategy and the preparation of a branding and marketing plan that can be built upon as we expand. At the same time, we are attempting to raise additional capital to improve our ability to implement our plans. We cannot be certain that additional financing will become available, or if available, whether it will be on terms and conditions satisfactory to us.

Our Chief Executive Officer, Glen Woods, the founder and president of Altamonte Tan, Inc. has five years experience in the operation of indoor tanning facilities. Our employment agreement with Mr. Woods to serve as our Chief Executive Officer expired in February 2004. However, we intend to prepare a new employment agreement for Mr. Woods and present it for stockholder approval at the 2004 annual meeting of stockholders.

Our tanning salon and principal executive offices are located at 600 E. Altamonte Drive, Unit 1050, Altamonte Springs, Florida 32701, and our telephone number is (407) 260-9206; our mailing address is 4044 West Lake Mary Boulevard, #104-347, Lake Mary, Florida 32746.

Summary of Altamonte Tan, Inc. Acquisition

Our president, Glen Woods, owned and operated Altamonte Tan, Inc., a single indoor tanning salon business. We acquired the business of Altamonte Tan, Inc. on February 28, 2002. Through our wholly owned subsidiary, UT Holdings, Inc., we acquired substantially all of the assets and assumed certain liabilities of Altamonte Tan, Inc. in exchange for $30,000. We have continued to operate the business of Altamonte Tan, Inc. “Universal Tanning.” The revenue from this single salon accounts for 100% of our total revenues.

Industry Background

The indoor tanning industry is highly fragmented and very competitive. According to the SunBusiness 2004 Report published by Sun Ergoline, in the early 1980s it was estimated that less than 3,000,000 people tanned indoors in fewer than 5,000 locations in the United States and Canada. Today, studies show that up to 30,000,000 people may be tanning indoors in North America.

Over the past 10 years the industry has more than doubled, remaining one of the strongest sectors of the fitness and recreation markets. More than 60 percent of the growth in the indoor tanning industry is coming from within the industry itself (i.e., 60 percent of the new salons are current salon owners either expanding or opening other locations). Overall, the number of tanners has increased 5 percent from 27 million in 1999 to 28.3 million in 2000. The number of commercial tanning locations continues to grow as well. In addition to the estimated 20,000 locations that concentrate strictly on tanning, there are another 12,000-15,000 locations such as health clubs, video stores and beauty salons that offer indoor tanning and that number continues to grow annually.

The demographics of the average indoor tanner have remained fairly constant over the industry’s more than 30-year history. The majority of those who tan continue to be in the 16—49 age group, 70.7 percent of which are women and 50.4 percent of which are women age 20-39. However, in talking with salon owners, one of the fastest-growing segments of the indoor tanning industry is older tanners over the age of 55. According to surveys, more than 2.5 percent of indoor tanning demographic now consists of tanners over the age of 55.

What is most significant about the indoor tanning industry’s demographic of tanners, is that it contains one of the highest service-based spending groups—a combination of the older baby boomer generation, as well as the maturing generation X demographic. According to American Demographics magazine, as baby boomers, age 36-54, move into a new stage of life, it signals a fundamental change that goes far beyond the demand for products and services that appeal to the middle-aged. The projections suggest that as baby boomers leave youth behind, many markets are likely to be substantially affected—including the indoor tanning market. In general, baby boomers are highly focused on preserving their appearance and spend 38.3 percent of their income trying to stay looking young. One of the ways that they go about trying to stay young is by spending money on fitness and recreation, of which the indoor tanning industry is a component.

These demographics have resulted in tanning salons offering more than just tanning. Ancillary services offered by tanning salons include nails (26 percent), and day spa services including massage, facials and aromatherapy (24 percent). Additionally, nearly 34 percent of salons surveyed sold active wear, 29 percent sold some type of refreshment and more than 39 percent sold nutritional supplements.

More than 51 percent of salon owners say their salon revenue was $200,000 or more in 2000, and 59 percent say they expect to see their revenue increase. Additionally, 78 percent of salon owners say they are either expecting to expand their facilities or purchase additional tanning units within the next year, while 22 percent are not anticipating expansion.

On the average 25 percent of salon owners charge $5 or less per tanning session, 26 percent charge between $5.01-$7, and 49 percent charge more than $7.01.

In tracking the different segments of the indoor tanning industry, the fastest-growing market is the lotion and skincare market. Over the past nine years, the lotion market has grown by more than 300 percent. For salon owners, lotion sales can and should account for a large portion of the salon’s revenue. Forty-three percent of salons average 43 percent of their monthly revenue from lotion sales; approximately 25 percent to 30 percent of salons average 39 percent; 11 percent of salons average more than 30 percent; and, 7 percent of salons average less than 10 percent.

In 1992-1993, the typical tanning salon consisted of 6.7 tanning units and had an average customer database of 1,673. Today, it is estimated that a salon now has about 11 units and an average database of more than 2,200 customers. Although the average tanning salon now has more than 11 units, salons with fewer than four beds still represent the largest component of the industry. This may be attributed to growth within the beauty industry where one or two tanning beds often are added to existing beauty salons. The percentage of salons with six to 10 units remains around 42 percent, with 11-15 units at 12 percent and those with more than 16 units at more than 21 percent. We believe this industry growth and ownership fragmentation represents a significant market opportunity for companies like ours that have experienced and professional management, access to capital and a business plan that includes the branding, standardization of business methods, strategies for growing our existing business and the number of our salon locations and a goal of quickly acquiring a number of companies to gain the advantage of being the first company to own tanning salons across the country.

The industry information set forth in this section is based upon the SunBusiness 2004 and 2000 Reports published by Sun Ergoline.

Government Regulation

Both state and federal laws and regulations affect the indoor tanning services industry. The principal federal laws regulating the manufacture of indoor tanning devices are the Federal Food, Drug and Cosmetic Act administered by the Federal Food and Drug Administration, the Public Health Service Act and the Radiation Control for Health and Safety Act. Because of the potential of injury; increased risks for skin cancer, eye damage, skin aging and allergic reactions; and misuse of the tanning devices, the FDA has issued stringent rules and regulations governing the manufacture and use of indoor tanning devices.

State regulation of the indoor tanning industry varies from state to state. Many states have no laws or regulations regarding indoor tanning. Approximately 28 states have either adopted or are in the process of adopting laws and regulations dealing with the indoor tanning industry in their state. State laws primarily regulate the health and safety aspects of tanning operations rather than regulating the devices employed. Typical states require a minimum age of the customer, use of protective eyewear during any tanning session, maintenance of proper exposure distance and maximum exposure time as recommended by the manufacturer and availability of suitable physical aids such as handrails. Violation of the federal or state laws could result in criminal or civil penalties.

The adoption or modification of laws or regulations applicable to the indoor tanning industry could harm our business. New laws may impose burdens on companies in the indoor tanning industry. The growth of the indoor tanning industry may prompt calls for more stringent consumer protection laws.

Our Model

We have analyzed the indoor tanning industry and believe that it is highly fragmented and very competitive. There are over 20,000 indoor tanning salons located throughout the United States. Over the past 10 years the industry has more than doubled, remaining one of the strongest sectors of the fitness and recreation markets. We also believe that developments in the indoor tanning industry are drawing more media attention to indoor tanning. This increased exposure, new tanning equipment, and developments in tanning safety should result in an increase in the market for indoor tanning related products and services. We believe that tanning salon customers want a single source from which to access all indoor tanning related products, services and information. We believe this industry growth and ownership fragmentation represents a significant market opportunity for companies that provide extensive product selection, detailed product information and other value added services while aggregating all aspects of the tanning experience in multiple, easy to access locations. We have developed a model for the sale of tanning sessions, tanning packages, lotions and accelerators, and tanning accessories. As we implement our business plan, our goal is to grow the business of our single tanning salon into the first, national indoor tanning company in the United States and, utilizing that network of salons, become known as the “total” tanning solution through which customers can access all indoor tanning related products, services and information.

Our sales model is based on the following four assumptions regarding customers’ willingness to try or continue to use indoor tanning products and services:

•	The time it takes to get the tan they want;

•	The cost of getting the tan they want;

•	Extensive product selection; and

•	Access to those products and services at multiple, easy to access locations.

We have purchased a number of different tanning beds that can be utilized by customers to obtain their desired tan in time periods that range from 9 to 20 minutes.

We offer four different levels of tanning beds for our customers. The levels of tanning beds are distinguished by their technology, mainly the ability to offer deeper tans in fewer minutes in the tanning bed. The beds with the newest technology are more expensive. By having different levels of tanning equipment, we are able to offer tanning services to a broader selection of customers.

We offer a broad and deep selection of lotions, accelerators and accessories to our customers to complement their indoor tanning experience. The types of lotions and accelerators used by the customer can also have a significant impact on both the time to tan and the perceived quality of the tan.

The last factor in our model is multiple locations. We believe that making it easy for customers to access our products and services, by offering them at more than one location, will also give us a competitive advantage.

By making our products easy to access, quick to use and available at different price points, we believe that our existing customers will continue to use us and we will be able to attract new customers.

Our Strategy

Our business currently consists of a single indoor tanning salon. We believe that tanning salon customers want a single source from which to access all indoor tanning related products, services and information. Our strategy is to become that “single source” by utilizing online information and services, multiple physical locations and an interconnected network of salons to become the total tanning company and a leading provider of tanning related goods and services.

Our Acquisition Strategy

We are looking for appropriate acquisition targets to grow the number of salon locations we own and operate. We intend to focus our initial acquisition activities in the Central Florida area, between the cities of St. Petersburg, Orlando, Daytona Beach and Jacksonville. Only after we have built a local network of salons and have refined our operating model, will we turn our attention to raising additional funds for building a national network. We do not currently have any agreements or understandings to acquire any additional tanning businesses.

Initially, we will be looking to acquire tanning salons that have approximately 6 to 10 tanning beds and have generated gross revenues of approximately $150,000 to $250,000 over the last 2 calendar years. Salons meeting these conditions and that are located in Central Florida, close to our existing Altamonte Springs salon, will be the strongest initial acquisition targets.

We intend to finance future acquisitions with various combinations of our common stock and cash. The consideration for each acquired business will vary on a case by case basis, with the major factors being historical operating results and how much of our common stock a seller will accept as part of the overall purchase price for their business. It is our preference to use common stock, as opposed to cash, as the primary consideration in the acquisition of new tanning salons, thereby allowing us to allocate more funds towards working capital and our branding and marketing strategies.

We will consider the following factors, among others, in targeting a potential business acquisition:

•	Financial condition and results of operation of the target business;

•	The location of the target business;

•	Growth potential and historical financial performance of the target business;

•	Experience and skill of management and availability of additional personnel of the target business;

•	Capital requirements of the target business;

•	Target business’ willingness to be acquired in exchange for our common stock;

•	Competitive position of the target business; and

•	Costs associated with effecting the acquisition of the target business.

The foregoing criteria are not listed in any particular order and are not intended to be exhaustive. Any evaluation relating to the merits of a particular acquisition will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by us in connection with any acquisition we pursue.

Once a tanning salon has been acquired we intend to convert its operations to our business model and to integrate the acquisition into our business. Certain back-office operations, including accounting, billing, payroll and cash management will be performed by us at our principal office. For selected acquisitions, dependent in part on the quality of the target’s management team and its distance from our principal office, we may retain the services of the former owners or managers.

Our Products and Services

The Tanning Process. Whether you tan outside in the sun or at an indoor tanning salon, the tanning process is the same. Our products and services are intended to enhance the quality of the tanning experience we offer at the salon. Tanning occurs in the top layer of the skin, or epidermis. Cells called melonacytes located in the germinative layer (the layer of skin that has the power to grow and develop) are exposed to small amounts of Ultraviolet B rays, triggering melanin production. Ultraviolet B rays are invisible light waves from the sun that carry more energy than visible light and are partially absorbed by the earth’s ozone layer. Melanin is a dark pigment found in certain cells in the skin. As the tiny pieces of cells containing melanin migrate upward, they are exposed to Ultraviolet A rays, the primary Ultraviolet radiation produced by tanning lamps. Unlike Ultraviolet B rays, Ultraviolet A rays are not absorbed by the earth’s ozone layer. The exposure to Ultraviolet A rays oxidizes the melanin the skin has produced and turns it brown. This darkening process gives us our tan.

All tans fade over time as a result of cells in the skin’s germinative layer constantly reproducing and pushing older cells upward toward the horny layer (dead skin), where they are sloughed off in about one month. As skin replaces its cells, the cells laden with melanin are removed. To remain tan, the process must be regularly continued with the new cells.

Products. Approximately 90% of our product line consists of lotions and remaining 10% consists of stickers, drinks, sunglasses and protective eyewear. We carry approximately 80-100 different lotion products ranging from sample packets to the highest quality maximizing and accelerating lotions offered by such companies as California Tan, John Abate International, Supre and the Power Tan Corporation. Prices range on our lotion products from $4 for sample products to $55 for premier lotion products.

Our primary product offerings include:

•	Tanning Accelerators - Accelerators are lotions that contain the amino acid tyrosine. Makers of these products believe that the tyrosine stimulates and increases melanin formation, thereby accelerating the natural tanning process.

•	Bronzers - Cosmetic bronzers produce immediate effects that can be easily removed with soap and water. Bronzers are available as powders, creams, and lotions. These products are essentially a form of make-up, since the tint only lasts until it is washed off.

•	Tanning Lotions and Sprays - Perhaps the most effective sunless tanning products are lotions and sprays containing dihydroxyacetone (DHA) as the active ingredient. DHA is a colorless sugar that interacts with the dead cells located in the upper layer of the epidermis. As the sugar interacts with the dead skin cells, a color change occurs. This change usually lasts about five to seven days from the initial application.

Services. Our services are comprised of single tanning sessions, multi-session tanning packages, term memberships and upgrades. Single tanning sessions can be purchased on any one of our 5 different types of tanning beds at prices ranging from $8 to $16. Our multi-session packages consist of the purchase of 5 or 10 tans on any one of our different types of beds. On each of the beds, we offer term memberships of 1 month. With each term membership, a customer can tan on that specific bed an unlimited number of times over the course of a month. Due to the wide variety of tanning choices, we offer upgrade packages so that clients can increase their tanning experience with an upgrade package to a more powerful tanning bed.

Equipment. Our tanning equipment consists of low and medium pressure units. Our beds are manufactured by Sonnenbraune, a worldwide leader in quality, German engineered tanning equipment. We provide 4 levels of Sonnenbraune equipment, ranging from the 732, a twenty-minute exposure unit, to medium pressure VHR (Very High Reflective) units. Our flagship bed is the Diva7, a nine-minute VHR unit and Sonnenbraune’s premier tanning unit. Our vertical tanning booth is a 60 lamp VHR unit manufactured by Suncapsule. It is a 9 minute booth and at the top of its class among high performance tanning equipment.

Sales and Marketing

Our marketing strategy is designed to attract consumers to purchase indoor tanning products and services, convert browsers to buyers, meet or exceed customer expectations, drive loyalty and repeat purchases while building enduring brand equity. In order to implement this strategy, we intend to execute an integrated marketing campaign that includes the following:

•	Advertising

Our advertising will be designed to build brand equity, create awareness, and generate initial purchases of our products and services. We expect to use a mix of traditional print media, direct mail, billboards, radio and online banners, text links and e-mail newsletters.

•	Event Sponsorship

We expect to sponsor events that are designed to build brand awareness and build our customer base. We intend to sponsor events that support cross marketing to potential customers that fit the demographic profile for indoor tanners.

•	Promotions

We intend to selectively utilize promotional offers to further our brand building efforts. This includes promotions such as on-site merchandising of products we have been able to buy in bulk from vendors at reduced prices that we can sell to our customers at a discount.

Competition

We are subject to extensive competition from traditional tanning salons, health clubs, beauty salons with indoor tanning units and other retail stores with tanning beds. We believe that indoor tanners make their purchase decisions based on price, quality and type of equipment, word of mouth and advertising. Some of our competitors are larger than us and have substantially greater financial and marketing resources. In addition, some of our competitors may be able to secure products from vendors on more favorable terms, offer a greater product selection, and adopt more aggressive pricing policies than we can.

Some of our competitors include companies that sell franchises. These franchisees do operate tanning salons that would be competitive, on a salon-to-salon basis, with our tanning salons. However, the franchisors do not appear to have embraced or to have implemented the concept of members using the services of any salon in the franchising network. To the extent that this feature is already being offered, we believe it is limited to certain high cost tanning packages and to participating franchisees. Additionally, the franchise business model appears to be a method of establishing a captive distribution network for the franchisor’s products. We believe that a national network of tanning salons that permit customers to access a consistent level of products and services from multiple locations is a better business model. Additionally, we believe that the structure of our business model, where we own and operate the salons, is a competitive advantage to the franchise structure, where the franchisor licenses a name to a third party operator who must buy the franchisor’s products and operate generally within the franchisor’s guidelines.

We believe that we can compete successfully against these other companies based upon:

•	the performance and reliability of our products and services;

•	the variety of products and services we offer;

•	the price of our products and services;

•	our ability to provide a consistent level of products, services and quality throughout our planned network; and

•	the effectiveness of our customer service and support efforts.

We want to offer a competitive source for tanning products and services. There can be no assurance that we will be able to obtain the quantity, selection or brand quality of items that we believe are necessary.

Employees

We currently have 3 employees, 2 of whom are part-time sales personnel and 1 who is general, administrative and executive management personnel. None of the employees are covered by a collective bargaining agreement and our management considers relations with our employees to be good.

RISK FACTORS

Risks Specific to Our Company

We have limited operating funds, and our ability to continue as a going concern is dependent upon our ability to obtain additional capital to operate the business.

The Company has experienced net losses since January 4, 2002 (date of inception), which losses have caused an accumulated deficit of $467,234 as of December 31, 2003. In addition, the Company has consumed cash in its operating activities of approximately $39,000 and $357,000 for the years ended December 31, 2003 and 2002, respectively. We will require additional funds to sustain and expand our single tanning salon business, and to begin to implement our business plan. Our lack of sufficient financing to implement our business plan, and our expectation to continue operating losses for the foreseeable future raises substantial doubt about our ability to continue as a going concern. Our independent certified public accountants have issued its report, which includes an explanatory paragraph for going concern uncertainty on our financial statements as of December 31, 2003. Our ability to continue as a going concern is heavily dependent upon our ability to obtain additional capital to sustain operations. Currently, we have no commitments to obtain additional capital, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Since we are in the early stage of development and have a limited operating history, it may be difficult for you to assess our business and future prospects.

We were incorporated on January 4, 2002 and currently own and operate a single tanning salon. Although we acquired substantially all the assets and assumed certain liabilities from an operating business, we have no independent history. Our goal is to substantially grow our business through the opening of new locations and the acquisition of existing salons. We do not have relevant historical financial data on which to base planned operating expenses for more than a single location. There is nothing at this time upon which to base an assumption that our plans will prove successful, and there is no assurance that we will be able to profitably operate multiple tanning salons.

We will need additional capital, the availability of which is uncertain, to fund our business and complete the implementation of our business plan.

We will require additional financing in order to carry out our business plan. Such financing may take the form of the issuance of common or preferred stock or debt securities, or may involve bank financing. There can be no assurance that we will obtain such additional capital on a timely basis, on favorable terms, or at all. If we are unable to generate the required amount of additional capital, our ability to meet our financial obligations and to implement our business plan may be adversely affected.

Our officers and directors do not have experience in managing a public company; this may negatively impact our business operations.

Our current management has not had any previous experience managing a public company or a large operating company. There can be no assurance that we will be able to effectively manage the expansion of our operations, that our systems, procedures, or controls will be adequate to support our operations or that our management team will be able to achieve the rapid execution necessary to fully exploit the market opportunity. Any inability to operate our business, manage our growth, comply with the regulatory requirements of a company subject to regulation by governmental agencies such as the Securities & Exchange Commission could reduce the efficiency of our business operations, thereby causing our operating expenses to increase and our operating margins to decrease.

Our management may be unable to effectively integrate our acquisitions and to manage our growth and we may be unable to fully realize any anticipated benefits of these acquisitions.

Our future results will depend in part on our success in implementing our acquisition strategy. This strategy is limited to effecting acquisitions of tanning salons with complementary or desirable new product lines, strategic locations and attractive customer bases and supplier relationships. Our ability to implement this strategy will be dependent on our ability to identify, consummate and successfully assimilate acquisitions on economically favorable terms. In addition, acquisitions involve a number of special risks that could adversely effect our operating results, including the diversion of management’s attention, failure to retain key acquired personnel, risks associated with unanticipated events or liabilities, legal, accounting and other expenses associated with the acquisition of each tanning salon, some or all of which could increase our operating costs, reduce our revenues and cause a material adverse effect on our business, financial condition and results of operations. We have no preliminary agreements or understandings to acquire or be acquired by a company as of the date of this prospectus.

We operate in a highly competitive market and compete with companies that have significantly larger operations and greater financial resources; we may not be able to compete effectively against such companies, which could result in additional losses.

The tanning market is highly competitive. We compete with other tanning companies, health clubs and spas that have significantly larger operations and greater financial, marketing, human and other resources than we have. Since these companies have resources which substantially exceed our own, they may be able to attract and retain better personnel, acquire superior tanning equipment, internal systems technologies and develop and implement superior marketing programs. If we cannot compete successfully against such competitors, it will impair our ability to ultimately establish our market position.

If we are unable to hire and retain key personnel, then we may not be able to implement our business plan.

Our performance is substantially dependent on the performance of our senior management. In particular, our success depends on the continued efforts of our president and Chief Executive Officer, Glen Woods. While we had an employment agreement in place with Mr. Woods, such agreement expired in February 2004. Additionally, we have not obtained any “key man” or other insurance in connection with the life or employment of Mr. Woods. The loss of Mr. Woods’ services could have a material adverse affect on our business, operational results, and financial condition.

We believe that our future success will also depend in large part upon our ability to attract and retain highly skilled managerial and marketing personnel. We face competition for such personnel from other companies. There can be no assurance that we will be successful in hiring or retaining the personnel we require.

Seasonal fluctuations in demand for our products and services may have an adverse impact on our operating results.

Our business is seasonal in nature and is also subject to economic fluctuations. These economic fluctuations impact our business the most during periods of significant decline in general economic conditions or rise in uncertainties regarding future economic prospects. The purchase of our tanning services and products are discretionary and tend to decline during such periods, where disposable income tends to be lower.

Use of our services declines during the summer months (June, July and August) when natural sunlight is available for outdoor tanning. Use of our services increase during the months of March, April and May where we have historically generated approximately 35% of our annual gross revenues. Seasonal variations in consumer use of indoor tanning facilities can materially affect our ability to sell services resulting in uneven sales and operational cash flow among fiscal quarters.

Risks Specific to Our Industry

Changes in the public’s perception of the health risks associated with indoor tanning could reduce demand for our products, resulting in reduced revenues.

The indoor tanning industry has been the subject of much media coverage as the industry has grown. The success of our business is dependant upon the consuming public sustaining a belief that the benefits of indoor tanning outweigh the risks of exposure to ultraviolet light. Any significant change in public perception of indoor tanning brought about by media reports, scientific studies, governmental reports, rumors or otherwise which correlate tanning to a significant increase in the likelihood of skin cancer or other skin diseases, could cause our customers to stop or reduce their use of our products and services, thereby reducing our revenue and causing a material adverse affect on our business, financial conditions and results of operations.

Changes in government regulations could reduce demand for our products or even ban our products, resulting in reduced revenues or the ceasing of operations.

The Food and Drug Administration has stated that it believes that indoor tanning can increase the risk of skin cancer, eye damage, skin aging and allergic reactions. Indoor tanning can result in injuries including severe sunburn. For these and many other reasons, the industry is regulated by the Food and Drug Administration. The FDA has set stringent rules and regulations that govern the manufacturing and use of indoor tanning devices. Many states have also followed suit and regulate the indoor tanning industry at the salon level. In addition, the result of some of these Regulations is the migration of companies to offer more expensive or better-rated products and services, thereby further increasing costs. The adoption of additional laws or regulations may decrease the growth of the indoor tanning industry, which could, in turn, decrease the demand for our products and services and increase our cost of doing business, or otherwise have a negative effect on our business.

Risks Related to Our Securities

Future sales of shares may adversely impact the value of our stock.

We will seek to raise additional capital through the sale of our common stock. Future sales of our common stock could cause the market price of our common stock to decline.

If a market were to develop for our shares, the share prices may be highly volatile.

The market prices of equity securities of small companies have experienced extreme price volatility in recent years not necessarily related to the individual performance of specific companies. Factors such as announcements by us, or our competitors concerning products, technology, governmental regulatory actions, other events affecting tanning companies generally and general market conditions may have a significant impact on the market price of our shares and could cause it to fluctuate substantially.

Possible issuance of additional shares may impact the price of our stock should a public trading market ever develop.

Our Certificate of Incorporation authorizes the issuance of 10,000,000 shares of common stock. Approximately 24% of our authorized common stock remains un-issued. Our Board of Directors has the power to issue any or all of such additional common stock without stockholder approval. Investors should be aware that any stock issuances might result in a reduction of the book value or market price, if any, of the then outstanding common stock. If we were to issue additional common stock, such issuance will reduce proportionate ownership and voting power of the other stockholders. Also, any new issuance of common stock may result in a change of control.

The value and transferability of our shares may be adversely impacted by the lack of a trading market for our shares and the penny stock rules should such a market develop.

There is no current trading market for our shares and there can be no assurance that a trading market will develop, or, if such trading market does develop, that it will be sustained. To the extent that a market develops for our shares at all, they will likely appear in what is customarily known as the “pink sheets” or, assuming we are able to satisfy the requisite criteria, on the NASD OTCBB, which may limit their marketability and liquidity.

ITEM 2. DESCRIPTION OF PROPERTY

We currently operate a single tanning salon. This salon occupies approximately 1,700 square feet of retail space in Altamonte Springs, Florida, and also serves as our executive offices. Our rent for this location is approximately $3,459 per month and our five year lease expires on February 28, 2007. Our personal property consists of computer equipment, 12 tanning beds, furniture and inventory.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding or litigation. In addition, none of our property is the subject of a pending legal proceeding. We are not aware of any legal proceedings against the company or our property contemplated by any governmental authority.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

There has been no trading market for our common stock. If a trading market does in fact develop, there can be no assurance that it will be sustained. To the extent that a trading market develops at all, it will most likely be the NASD OTCBB. The ability of a NASD member firm to continue to quote prices for trading of our common stock on the NASD OTCBB will be conditioned upon our meeting and maintaining the criteria for continued listing. If we are unable to satisfy the exchange maintenance criteria in the future, our common stock may be deleted from the OTCBB. In such event, trading, if any, in our common stock, would thereafter be conducted in the over-the-counter market in the so-called “pink sheets.” As a consequence of such deletion, an investor would likely find it more difficult to dispose of, or to obtain quotations as to, the price of our common stock.

There are currently 156 holders of our outstanding common stock.

During the fiscal year ended December 31, 2003, we sold securities pursuant to a registration statement under the Securities Act of 1933, as amended.

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

In connection with the Offering, the Company incurred approximately $72,500 in other offering related expenses. There were no offering expenses that were paid to affiliates of the Company.

The Company used approximately $25,000 of its net proceeds from the offering to repay a portion of the offering expenses in connection with the offering. As of the date of this Form 10K-SB filing, the balance of the net proceeds from the offering, approximately $20,000 has been retained by the Company to be used for working capital purposes. See “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form

10-KSB for further discussion.

We have not declared any dividends since inception, and have no present intention of paying any cash dividends on our shares in the foreseeable future. The payment of dividends, if any, in the future, rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition, as well as other relevant factors.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our plan of operation, financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed in this Annual Report.

In General

We own and operate a single indoor tanning salon business that offers a full range of indoor tanning products and services to our customers. The revenue from this single salon accounts for 100% of our total revenues.

We are a Delaware corporation formed for the purpose of acquiring the business of Altamonte Tan, Inc. (“Altamonte Tan”), a single indoor tanning salon previously owned and operated by our president, Glen Woods. Through our wholly owned subsidiary, UT Holdings, Inc., we acquired substantially all of the assets and assumed certain liabilities of Altamonte Tan, Inc. on February 28, 2002 in exchange for $30,000. We have continued to operate the business of Altamonte Tan under the name “Universal Tanning.” Although Altamonte Tan had been in operation for 5 years prior to our acquisition, our own independent pre-acquisition revenues and operations have been de minimis.

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

We filed a registration statement with the Securities and Exchange Commission registering 1,000,000 shares for sale at $1.00 per share. The registration statement was declared effective on May 13, 2003. We closed the offering on September 7, 2003 having sold a total of 65,000 shares with total proceeds of $65,000. Our ability to implement our business plan and strategies will be severely limited due to the amount of shares that we sold. Our first priority was to pay the expenses related to this offering. Then, we have focused the remaining available capital resources of the company on operating the business that we have, the single tanning salon located in Altamonte Springs, Florida. We expect to utilize the available funds for working capital. Finally, we will allocate the remaining funds to the initiation of our acquisition strategy and the preparation of a branding and marketing plan that can be built upon as we expand. At the same time, we are attempting to raise additional capital to improve our ability to implement our plans. We cannot be certain that additional financing will become available, or if available, whether it will be on terms and conditions satisfactory to us.

Plan of Operation

In an effort to obtain the financing necessary to implement our business plan, we filed a registration statement with the Securities and Exchange Commission (the “SEC”) registering 1,000,000 shares for sale at $1.00 per share. The registration statement was declared effective on May 13, 2003. We closed the offering on September 7, 2003 having sold a total of only 65,000 shares with total proceeds of $65,000. We projected that a minimum of $250,000 of net proceeds would be necessary to begin the implementation of our business plan. Since the amount of money we raised was insufficient to permit us to begin implementing our business and expansion plans, we have been utilizing the proceeds in the operation of our single tanning salon.

As a result of our current lack of available resources, we remain unable to pursue our plan to expand the Company. For the foreseeable future, we intend to focus the available capital resources of the Company on the operation of our single tanning salon. We intend to continue seeking additional capital to improve our ability to implement our plan. We cannot be certain that additional financing will become available, or if available, whether it will be on terms and conditions satisfactory to us.

Comparison of the fiscal year ended December 31, 2003 and December 31, 2002.

CONSOLIDATED FINANCIAL INFORMATION

	2003	2002(1)
Net Revenue	$146,100	$94,800
Cost of Revenue	114,900	104,200
Selling, General and Administrative	142,100	368,300
Net Loss	$(110,800)	$(359,700)

(1)	Prior to the acquisition of the business of Altamonte Tan, Inc. on February 28, 2002, our operations consisted mainly of the development of our business plan and the analysis of the tanning industry. Results from fiscal year 2002 are presented on a pro forma basis through December 31, 2002 as though we had acquired Altamonte Tan, Inc. on January 1, 2002.

Net Revenue. Net revenue from tanning services for the fiscal year ended December 31, 2003 increased by approximately $31,300 (or 33%) to $126,100 from $94,800 for the same period in 2002. This increase was the result of the purchase of new tanning equipment in March 2002 and increased advertising expenditures. These capital expenditures expanded our ability to provide more service to our customers by providing higher quality tanning beds. Net revenue from tanning products for the fiscal year ended December 31, 2003 increased by approximately $3,200 (or 19%) to $20,000 from $16,800 for the same period in 2002 due to an increased customer base as a result of increased advertising.

Cost of Revenue. Our cost of revenue for the fiscal year ended December 31, 2003 increased by approximately $10,700 (or 10%) to $114,900 from $104,200 for the same time period in 2002. The increase was a result of increased sales during the period.

Selling, General and Administrative. Selling, general and administrative expenses decreased $226,200 (or 61%) to $142,100 from $368,300 for the same period in 2002. The decrease was primarily attributable to the hiring of consultants to assist us with strategic planning, international sales and investor and public relations matters during 2002.

Net Loss. Net loss for 2003 was approximately $110,800 compared to $359,700 for 2002. The reduction in our net loss was due to the reasons described herein above.

Liquidity and Capital Resources

Net cash used by operating activities totaled approximately $38,800 during the fiscal year ended December 31, 2003, compared to net cash used of approximately $357,400 for the fiscal year ended December 31, 2002. The decrease in cash used in operating activities is a result of the decrease in consulting fees paid by us during 2003.

Cash used in investing activities totaled approximately $4,300 and $106,200 during the fiscal year ended December 31, 2003 and 2002, respectively. Capital expenditures in 2003 were primarily comprised of the purchasing of tanning equipment for our single tanning salon. Net cash used in investing activities is largely attributable to capital expenditures for tanning equipment to support our internal expansion. We have no material commitments for capital expenditures. However, we will continue to need computer and office equipment if our expansion plans are implemented.

Net cash provided by financing activities totaled approximately $38,600 and $508,800 during the fiscal year ended December 31, 2003 and 2002, respectively. During the fiscal year ended December 31, 2002, financing activities consisted primarily of the sale of shares pursuant to a private placement that began in February 2002. During 2003, financing activities consisted of the sale of shares pursuant to a SB-2 that was declared effective in May 2003.

At December 31, 2003 we had cash balances in the amount of approximately $40,600. Our principal source of funds has been cash generated from financing activities. In 2002, we received offering proceeds of $562,500 (net of $62,500 of offering expenses) in a private placement, which were primarily used in the purchase of Altamonte Tan along with costs associated with our current public offering. On May 13, 2003, the SEC declared effective our registration statement on Form SB-2, wherein we registered for sale 1,000,000 shares of our common stock at an offer price of $1.00 per share. We offered the securities on a “best efforts” basis and no minimum amount of shares is required to be sold. We sold a total of 65,000 shares in this offering for total gross proceeds of $65,000.

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

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principals generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available to us. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue recognition. Substantially all of our revenue is generated through the delivery of tanning services and the tanning product sales. Revenue is recognized when products are purchased. When individual tans and upgrades are purchased, revenue is recognized when the service (or tan) is provided. If the customer buys a tanning package or term membership that contains multiple tanning sessions, the revenue is recognized in a straight-line basis as the tanning service is provided. We account for the total number of tans yet to be provided in the deferred revenue account in the current liability section of the balance sheet. Tanning packages purchased after March 1, 2002 have an expiration date of 12 months after the purchased date. Our experience is that most customers use their tanning package prior to expiration and that as we build our customer base, the balance of the deferred revenue account does not fluctuate that much due to the renewing or repurchasing of tanning packages by our customers.

Inventory Valuation. We review our inventory balances to determine if inventories can be sold at amounts equal to or greater than their carrying value. The review includes identification of slow-moving inventories, obsolete inventories, and discontinued products or lines of products. The identification process includes analysis of historical performance of the inventory and current operational plans for the inventory as well as industry and customer-specific trends. If our actual results differ from management expectations with respect to the selling of our inventories at amounts equal to or greater than our carrying amounts, we would be required to adjust our inventory values accordingly.

Net operating loss carryforwards. We have not recognized the benefit in our financial statements with respect to the approximately $467,000 net operating loss carryforward for federal income tax purposes as of December 31, 2003. This benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carryforward or that the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation as a result of capital transactions occurring in 2002 or otherwise, we may be liable for back taxes, interest and, possibly, penalties prospectively.

Impairment of Long Lived Assets. We assess the impairment of long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable based upon an estimate of future undiscounted cash flows. Factors we consider that could trigger an impairment review include the following: (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; (iii) significant negative industry or economic trends; (iv) significant decline in our stock price for a sustained period; and (v) our market capitalization relative to net book value.

When we determine that the carrying value of any long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure impairment based on the difference between an asset’s carrying value and an estimate of fair value, which may be determined based upon quotes or a projected discounted cash flow, using a discount rate determined by our management to be commensurate with our cost of capital and the risk inherent in our current business model, and other measures of fair value.

Recent Accounting Pronouncements.

In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). This newly issued standard rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt-an amendment of APB Opinion No. 30, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion 30 will now be used to classify those gains and losses. SFAS 145 also amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. For the provisions related to the rescission of SFAS 4, SFAS 145 is effective for the Company beginning in fiscal year 2004. The remaining provisions of SFAS 145 are effective for the Company in fiscal year 2003. The adoption of SFAS 145 did not have a material impact on the Company’s consolidated financial statements.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). The Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Prior guidance required that a liability for an exit cost be recognized at the date of an entity’s commitment to an exit plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities (VIEs) created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Universal has not identified any VIEs for which it is the primary beneficiary or has significant involvement.

In December 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN No. 46-R) to address certain FIN 46 implementation issues. The effective dates and impact of FIN No. 46 and FIN No. 46-R are as follows:

(i)	A public entity (enterprise) that is a small business issuer shall apply this Interpretation to all entities subject to this Interpretation no later than the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004, for a calendar-year enterprise). This effective date includes those entities to which Interpretation 46 had previously been applied.

(ii)	However, prior to the required application of this Interpretation, a public entity (enterprise) that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003 (as of December 31, 2003, for a calendar-year enterprise).

(iii)	A public entity (enterprise) that is a small business issuer that has applied Interpretation 46 to an entity prior to the effective date of this Interpretation shall either continue to apply Interpretation 46 until the effective date of this Interpretation or apply this Interpretation at an earlier date.

The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on Universal’s financial statements. Universal is currently evaluating the impact of adopting FIN No. 46-R applicable to non-SPEs created prior to February 1, 2003, but does not expect a material impact.

In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement amends Statement 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, in connection with other Board projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. The adoption of this Statement did not have an impact on Universal’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer reclassify certain instruments previously classified as equity as a liability. The adoption of this Statement did not have an impact on Universal’s consolidated financial statements.

In November 2003, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-1 provides guidance on other-than-temporary impairment and its application to debt and equity investments. The requirements apply to investments in debt and marketable equity securities that are accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The provisions of Issue No. 03-1 are effective for annual periods ending after December 15, 2003. Universal evaluated, among other factors, the duration and extent to which the fair value of an investment is less than its cost; the financial health of and business outlook for the investment, including factors such as industry and sector performance; changes in technology, operational and financing cash flow; the investment’s financial position, including its appraisal and net asset value; market prices; Universal’s business plan and investment strategy; and Universal’s intent and ability to hold the investment. The adoption of this Statement did not have an impact on Universal’s consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” an amendment of SFAS No. 87, 88 and 106, and a revision of SFAS No. 132. The statement is effective for fiscal years and interim periods ending after December 15, 2003. This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, 88 and 106. The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. Universal currently does not have any pension or other postretirement benefit plans. The adoption of this Statement did not have an impact on Universal’s consolidated financial statements.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7. FINANCIAL STATEMENTS

The financial statements required to be filed hereunder are set forth on pages F-1 through F-13 and are incorporated herein by this reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were, to the best of their knowledge, effective such that the information relating to Universal, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Universal’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers and directors, their ages as of March 1, 2003, and the positions currently held by each are as follows:

Name	Age	Position
Glen Woods	48	President, Chief Executive Officer, Principal Financial Officer and Director
Dyron M. Watford	28	Principal Accounting Officer and Director

The terms of each of the directors expires at the next annual meeting of the stockholders, the date for which has not been set by the Board of Directors. The officers serve at the pleasure of the Board of Directors.

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Directors will be elected at the annual meetings to serve for one-year terms. The Company does not know of any agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors of Universal or any of its subsidiaries or any committee thereof. Any non-employee director of Universal or its subsidiaries is reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors, although no such committee has been established. Each executive officer of Universal is appointed by and serves at the discretion of the Board of Directors.

None of the officers or directors of Universal is currently an officer or director of a company required to file reports with the Securities and Exchange Commission, other than Universal.

The business experience of each of the persons listed above during the past five years is as follows:

Glen Woods has served as our President, Chief Executive Officer, Principal Financial Officer and a Director since the acquisition of Altamonte Tan, Inc. on February 28, 2002. From March 1997 to February 2002, Mr. Woods served as the president of Altamonte Tan, Inc.

Dyron M. Watford, a Certified Public Accountant, was appointed to serve as our Principal Accounting Officer and was elected to serve as a director of the company in November 2002. In May 2001, Mr. Watford was elected and still serves as the sole officer and director of Frontier Educational Systems, Inc., of which he is the founder and sole stockholder. Frontier Educational Systems is a development stage company that intends to provide online tutoring services to the secondary educational market through the use of highly qualified tutors. Since August 2000, Mr. Watford has served as the president, sole stockholder and director of Sirus Capital Corp, Inc., a consulting company providing financial services to existing and emerging private and public companies. From December 1998 to August 2000, Mr. Watford was an auditor for Arthur Andersen, LLP.

Mr. Watford’s obtained a Master of Business Administration degree from the University of Central Florida in December 1998. From 1997 to 1998, Mr. Watford worked at the Certified Public Accounting firm of DeArrigoitia & Company as a staff accountant.

Section 16(a) Beneficial Ownership Reporting Compliance.

Based solely upon a review of Forms 3 and 4 (there have been no amendments) furnished to the Company during the year ended December 31, 2003 (no Forms 5 having been furnished with respect to such year) and written representation furnished to the Company as provided in paragraph (b)(2)(i) of Item 405 of Form 10-KSB, there are no persons who need to be identified under this Item as having failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year.

Code of Ethics

We adopted the Universal Tanning Ventures, Inc. Code of Ethics for the CEO and Senior Financial Officers (the “finance code of ethics”), a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, controller and other finance organization employees. A copy of the finance code of ethics may be obtained from the Company, free of charge, upon written request delivered to the Company’s Investor Relations Department, c/o Universal Tanning Ventures, Inc., 600 East Altamonte Drive, Unit 1050, Altamonte Springs, Florida 32701. If we make any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, our Chief Financial Officer or controller, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

ITEM 10. EXECUTIVE COMPENSATION

The following table shows the cash compensation paid by us, as well as certain other compensation paid or accrued, during the period ended December 31, 2003 to our Chief Executive Officer.

Summary Compensation Table

		Annual Compensation
Name and Position	Year	Salary ($)	Other Annual Compensation ($)
Glen Woods, CEO(1)	2003	$30,000	$—
	2002	$25,000

(1)	Mr. Woods employment commenced on February 28, 2002. Therefore the period ended December 31, 2002 only includes ten months. The amounts reflected in the above table do not include any amounts for perquisites and other personal benefits extended to such executive officer. The aggregate amount of such compensation for such officer is less than 10% of the total annual salary and bonus.

Directors’ Compensation

Currently there is no compensation package for our board. While we expect to create a compensation package for our board members during the next 12 months, we do not currently have any preliminary agreements or understandings with respect to such compensation packages.

We currently do not have any employee stock option or other incentive plans.

Neither Mr. Woods nor Mr. Watford has any prior experience as an officer or director of any publicly traded or reporting company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information known to us, as of March 5, 2004, relating to the beneficial ownership of common stock by:

•	each person who is known by us to be the beneficial holder of more than 5% of our outstanding common stock;

•	each of our named executive officers and directors; and

•	our directors and executive officers as a group.

We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, except as noted.

Percentage ownership in the following table is based on 7,565,000 shares of common stock outstanding as of March 5, 2004. A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from the date of this Annual Report upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants or other convertible securities included in that person’s holdings, but not those underlying shares held by any other person.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned
Glen Woods (1)	2,250,000	29.7%
Patrick Abraham(2)	750,000	9.9%
Dwain Brannon(3)	750,000	9.9%
Charissa Ioppolo(4)	625,000	8.3%
Dyron M. Watford(1)	625,000	8.3%
All directors and officers (2 persons)	2,875,000	38.0%

(1)	The address of each of our officers listed in the table is in care of Universal Tanning Ventures, Inc., 4044 W. Lake Mary Boulevard, #104-347, Lake Mary, Florida 32746.
(2)	Mr. Abraham’s address is 12th Floor, World Trade Center, Panama, Republic of Panama.
(3)	Mr. Brannon’s address is 1025 Greenwood Boulevard, Suite 121, Lake Mary, Florida 32746.
(4)	Mrs. Ioppolo’s address is #362, 4044 W. Lake Mary Boulevard, Unit 104, Lake Mary, Florida 32746-2012.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our founders, Glen Woods, Patrick Abraham, Dwain Brannon, Charissa Ioppolo and Dyron Watford organized us on January 4, 2002. On that date we issued an aggregate total of 5,000,000 shares of common stock to them in consideration of the furnishing of initial capitalization of $500. Each of our founders can therefore be considered to be a promoter.

On February 28, 2002, we acquired the assets and assumed certain liabilities of Altamonte Tan, Inc., which was wholly owned by Glen Woods, our president and CEO in exchange for $30,000.

Since the inception of the company in January 2002, we have employed various consultants to advise us in matters related to the marketing of our products, the identification of investors and the implementation of short and long term strategic planning. The following is a brief description of the consulting agreements entered into during 2002.

Varela Consulting Group. We entered into a 6-month agreement in July 2002 with Varela Consulting Group. Varela represented us in regard to the potential sale of our products and services to business contacts and potential customers worldwide, particularly in Central and South America. Compensation paid to Varela for their services totaled $100,000 and was amortized over the life of the contract on a straight-line basis. As of December 31, 2002, the remaining unamortized portion of the contract was accounted for on the balance sheet under the caption prepaid consulting fees. Varela is wholly owned by Angela Abraham. Her husband, Patrick Abraham, is a founding stockholder of Universal.

Brannon Capital Corp. We entered into a 12-month agreement in March 2002 with Brannon Capital Corp. Brannon Capital advised us in the implementation of short and long-term strategic planning, recruitment and employment of key executives consistent with the expansion of operations and advising the company concerning matters related to the management and organization of the company. Compensation paid to Brannon Capital for their services totaled $100,000 and was amortized over the life of the contract on a straight-line basis. As of December 31, 2002, the remaining unamortized portion of the contract was accounted for on the balance sheet under the caption prepaid consulting fees. The sole shareholder of Brannon Capital Corp, Dwain Brannon, is a founding stockholder of Universal.

Market Media, Inc. We entered into an agreement in July 2002 with Market Media, Inc. Market Media advised us in investor and public relations matters as it related to our initial public offering. The $100,000 in consulting fees paid to Market Media was accounted for as selling, general and administrative expenses in the statement of operations. Neither Market Media nor any of its officers, directors or stockholders are affiliates of Universal.

Bushido Ventures, Inc. We entered into an agreement in March 2002 with Bushido Ventures, Inc. Bushido Ventures has provided advice to us on the organization and structuring of the company, the implementation of our financial and accounting systems and controls and the retention of appropriate professional advisors. Compensation paid to Bushido Venture for their services totaled $10,000. Charissa Ioppolo is president and shareholder of Bushido Ventures, and is a founding stockholder of Universal.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

Exhibits and Financial Statements.

(A)	Financial Statements and Schedules

See “Index to Financial Statements”

(B)	Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Form of Articles of Incorporation of Universal Tanning Ventures, Inc.(1)

3.2	By-laws of Universal Tanning Ventures.(1)

10.1	Asset Purchase Agreement by and between Universal Tanning Ventures, Inc. and Altamonte Tan, Inc. dated February 28, 2002.(1)

10.2	Subscription Agreement.(2)

10.3	Consulting Agreement by and between Varela Consulting Group and Universal Tanning Ventures, Inc. dated July 23, 2002.(3)

10.4	Consulting Agreement by and between Brannon Capital Corp. and Universal Tanning Ventures, Inc. dated March 1, 2002.(3)

10.5	Consulting Agreement by and between Bushido Ventures, Inc. and Universal Tanning Ventures, Inc. dated March 1, 2002.(3)

10.6	Consulting Agreement by and between Market Media, Inc. and Universal Tanning Ventures, Inc. dated July 23, 2002.(3)

14.1	Code of Ethics.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Board of Directors Pre-Approval Policy Regarding Independent Auditors.*

*	Filed Herewith
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, filed on November 27, 2002, File No. 333-101551
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (Amendment No. 3), filed on April 22, 2003, File No. 333-101551
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (Amendment No. 2), filed on March 19, 2002, File No. 333-101551

(C)	Reports on Form 8-K

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Tedder, James, Worden & Associates, P.A. as the Company’s independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Tedder, James, Worden & Associates, P.A. in 2003 were approved by the Board of Directors. The following table presents fees for audit services rendered by Tedder, James, Worden & Associates, P.A. for the audit of the Company’s annual financial statements for the years ended December 31, 2003 and December 31, 2002 and fees billed for other services rendered by Tedder, James, Worden & Associates, P.A. during those periods.

	Fiscal 2003	Fiscal 2002
Audit Fees(1)	$18,500	$18,500
Audit-Related Fees(2)	-0-	-0-
Tax Fees(3)	-0-	-0-

Subtotal	$18,500	$18,500
All other Fees(4)	-0-	-0-

Total	$18,500	$18,500

(1)	Audit Fees – Audit fees billed to the Company by Tedder, James, Worden & Associates, P.A. for auditing the Company’s annual financial statements and reviewing the financial statements included in the Company’s Quarterly Reports on Form 10-QSB.
(2)	Audit-Related Fees – There were no other fees billed by during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.
(3)	Tax Fees – There were no tax fees billed during the last two fiscal years for professional services by Tedder, James, Worden & Associates, P.A.
(4)	All Other Fees – There were no other fees billed by during the last two fiscal years for products and services provided.

Pre-approval of Audit and Non-Audit Services of Independent Auditor

The Board of Director’s policy is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Board of Director’s pre-approval policy with respect to non-audit services is included as Exhibit 99.1 of to this Annual Report. Pre-approval is generally provided for up to 12 months from the date of pre-approval and any pre-approval is detailed as to the particular service or category of services. The Board of Directors may delegate pre-approval authority to one or more of its members when expedition of services is necessary. The Board of Directors has determined that the provision of non-audit services by Tedder, James, Worden & Associates, P.A. is compatible with maintaining its independence

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL TANNING VENTURES, INC.

Dated: March 26, 2004

	By:	/S/ Glen Woods
	Name:	Glen Woods
	Title:	President, CEO, Principal Financial Officer and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

UNIVERSAL TANNING VENTURES, INC.

Dated: March 26, 2004

	By:	/S/ Glen Woods
	Name:	Glen Woods
	Title:	President, CEO, Principal Financial Officer and Director

	By:	/S/ Dyron Watford
	Name:	Dyron Watford
	Title:	Principal Accounting Officer and Director

UNIVERSAL TANNING VENTURES, INC. AND SUBSIDIARY

Consolidated Financial Statements

December 31, 2003 and 2002

TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.

CERTIFIED PUBLIC ACCOUNTANTS & BUSINESS ADVISORS

AN INDEPENDENTLY OWNED MEMBER OF THE RSM MCGLADREY NETWORK

Independent Auditors’ Report

To the Board of Directors and Stockholders of

UNIVERSAL TANNING VENTURES, INC.:

We have audited the accompanying consolidated balance sheet of UNIVERSAL TANNING VENTURES, INC. and Subsidiary (the “Company”) as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UNIVERSAL TANNING VENTURES, INC. and Subsidiary as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred net losses and negative cash flows from operations since inception. These factors, and the need for additional financing in order for the Company to meet its business plans, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/    TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.

Orlando, Florida

February 20, 2004

UNIVERSAL TANNING VENTURES, INC.

AND SUBSIDIARY

Consolidated Balance Sheet

December 31, 2003

Assets
Current assets:
Cash and cash equivalents	$40,632
Inventories	3,163

Total current assets	43,795
Property and equipment, net	77,836

Total assets	$121,631

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,873
Accrued expenses	4,905
Deferred revenue	13,636

Total current liabilities	33,414
Commitments and contingencies (Notes 8 and 10)
Stockholders’ equity
Common stock, $0.0001 par value, 10,000,000 shares authorized, 7,565,000 shares issued and outstanding	757
Additional paid-in capital	554,694
Accumulated deficit	(467,234)

Total stockholders’ equity	88,217

Total liabilities and stockholders’ equity	$121,631

See accompanying notes to consolidated financial statements.

UNIVERSAL TANNING VENTURES, INC.

AND SUBSIDIARY

Consolidated Statements of Operations

For the years ended December 31, 2003 and 2002

	2003	2002
Revenue:
Tanning services	$126,155	$78,537
Product sales, net of returns and allowances	19,991	13,804

Total revenue	146,146	92,341
Cost of revenue:
Tanning services	100,809	81,627
Product sales	14,140	5,974

Total cost of revenue	114,949	87,601

Gross profit	31,197	4,740
Selling, general and administrative expenses	142,091	362,363

Loss from operations	(110,894)	(357,623)
Non-operating income, net	52	1,231

Net loss	$(110,842)	$(356,392)

Weighted average common shares outstanding	7,518,877	6,408,070

Basic and diluted loss per share	$(0.01)	$(0.06)

See accompanying notes to consolidated financial statements.

UNIVERSAL TANNING VENTURES, INC.

AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2003 and 2002

	Common Stock		Additional paid-in Capital	Accumulated Deficit	Total
	Shares	Par Value
Balances at December 31, 2001	—	$—	$—	$—	$—
Issuance of common stock to founders of Universal Tanning Ventures, Inc.	5,000,000	500	—	—	500
Issuance of common stock for cash, net of issuance costs	2,500,000	250	562,250	—	562,500
Net loss	—	—	—	(356,392)	(356,392)

Balances at December 31, 2002	7,500,000	$750	$562,250	$(356,392)	$206,608

Issuance of common stock for cash, net of issuance costs	65,000	7	(7,556)	—	(7,549)
Net loss	—	—	—	(110,842)	(110,842)

Balances at December 31, 2003	7,565,000	$757	$554,694	$(467,234)	$88,217

See accompanying notes to consolidated financial statements.

UNIVERSAL TANNING VENTURES, INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years ended December 31, 2003 and 2002

	2003	2002
Cash flows from operating activities:

Net Loss	$(110,842)	$(356,392)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	23,432	17,360
(Increase) decrease in assets:
Inventories	5,092	(8,255)
Prepaid consulting fees	33,333	(33,333)
Other current assets	276	(276)
Increase in liabilities:
Accounts payable	1,799	13,074
Accrued expenses	4,905	—
Deferred revenue	3,238	10,398

Net cash used in operating activities:	(38,767)	(357,424)

Cash flows from investing activities:
Purchase of property and equipment	(4,293)	(106,243)

Net cash used in investing activities:	(4,293)	(106,243)

Cash flows from financing activities:
Proceeds from issuance of common stock	65,000	563,000
Deferred offering costs	(24,456)	(48,093)
Capital lease obligation repayments	(1,990)	(6,102)

Net cash provided by financing activities:	38,554	508,805

Net increase (decrease) in cash and cash equivalents	(4,506)	45,138

Cash and cash equivalents, beginning of period	45,138	—

Cash and cash equivalents, end of period	$40,632	$45,138

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$12	$129

Assumption of capital lease obligation from Altamonte Tan, Inc.	$—	$8,092

See accompanying notes to consolidated financial statements.

UNIVERSAL TANNING VENTURES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003

NOTE 1 - ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

Reporting Entity. Universal Tanning Ventures, Inc. and Subsidiary (“Universal” or the “Company”) were incorporated in the State of Delaware on January 4, 2002 and January 24, 2002, respectively. The Company is in the business of providing tanning services from one location, located in Altamonte Springs, Florida. During the periods of January 4, 2002 and January 24, 2002 through February 28, 2002, the Company’s operations were primarily organizational.

Principles of Consolidation. The Company’s consolidated financial statements for the years ended December 31, 2003 and 2002, includes the accounts of its wholly owned subsidiary UT Holdings, Inc., a Delaware corporation. All intercompany balances and transactions have been eliminated.

NOTE 2 – BASIS OF PRESENTATION

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since January 4, 2002 (date of inception), which losses have caused an accumulated deficit of $467,234 as of December 31, 2003. In addition, the Company has consumed cash in its operating activities of approximately $39,000 and $357,000 for the years ended December 31, 2003 and 2002, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management has been able, thus far, to finance the losses, as well as the growth of the business, through a private placement and a public offering. The Company is continuing to seek other sources of financing and attempting to increase revenues within its core business of tanning products. In addition, the Company is exploring alternate ways of generating revenues through partnerships with other businesses. Conversely, the ongoing development and maintenance of its single location is expected to result in operating losses for the foreseeable future. There are no assurances that the Company will be successful in achieving its goals.

In view of these conditions, the Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing or capital sources, to meet its financing requirements, and ultimately to achieve profitable operations. Management believes that its current and future plans provide an opportunity to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event the Company cannot continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

UNIVERSAL TANNING VENTURES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed. The Company evaluates its long-lived assets for financial impairment as events or changes in circumstances indicate that the carrying value of a long-lived asset may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against their estimated future cash flows (undiscounted and without interest charges). If such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

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

Basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. In calculating diluted loss per share, the Company had no common stock equivalent shares as of December 31, 2003 and 2002. However, if the Company had such common stock equivalents, they would be considered anti-dilutive due to there being losses, and therefore, basic and diluted loss per share are the same.

Advertising. Advertising consists primarily of yellow-page and magazine advertisements. All costs are expensed as incurred. Advertising expense totaled approximately $11,700 and $7,200 for the years ended December 31, 2003 and 2002, respectively.

UNIVERSAL TANNING VENTURES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Concentration of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions.

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

Recent Accounting Pronouncements. In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). This newly issued standard rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt-an amendment of APB Opinion No. 30, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion 30 will now be used to classify those gains and losses. SFAS 145 also amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. For the provisions related to the rescission of SFAS 4, SFAS 145 is effective for the Company beginning in fiscal year 2004. The remaining provisions of SFAS 145 are effective for the Company in fiscal year 2003. The adoption of SFAS 145 did not have a material impact on the Company’s consolidated financial statements.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). The Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Prior guidance required that a liability for an exit cost be recognized at the date of an entity’s commitment to an exit plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities (VIEs) created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Universal has not identified any VIEs for which it is the primary beneficiary or has significant involvement.

UNIVERSAL TANNING VENTURES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

In December 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN No. 46-R) to address certain FIN 46 implementation issues. The effective dates and impact of FIN No. 46 and FIN No. 46-R are as follows:

(i)	A public entity (enterprise) that is a small business issuer shall apply this Interpretation to all entities subject to this Interpretation no later than the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004, for a calendar-year enterprise). This effective date includes those entities to which Interpretation 46 had previously been applied.

(ii)	However, prior to the required application of this Interpretation, a public entity (enterprise) that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003 (as of December 31, 2003, for a calendar-year enterprise).

(iii)	A public entity (enterprise) that is a small business issuer that has applied Interpretation 46 to an entity prior to the effective date of this Interpretation shall either continue to apply Interpretation 46 until the effective date of this Interpretation or apply this Interpretation at an earlier date.

The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on Universal’s financial statements. Universal is currently evaluating the impact of adopting FIN No. 46-R applicable to non-SPEs created prior to February 1, 2003, but does not expect a material impact.

In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement amends Statement 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, in connection with other Board projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. The adoption of this Statement did not have an impact on Universal’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer reclassify certain instruments previously classified as equity as a liability. The adoption of this Statement did not have an impact on Universal’s consolidated financial statements.

In November 2003, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-1 provides guidance on other-than-temporary impairment and its application to debt and equity investments. The requirements apply to investments in debt and marketable equity securities that are accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The provisions of Issue No. 03-1 are effective for annual periods ending after December 15, 2003. Universal evaluated, among other factors, the duration and extent to which the fair value of an investment is less than its cost; the financial health of and business outlook for the investment, including factors such as industry and sector performance; changes in technology, operational and financing cash flow; the investment’s financial position, including its appraisal and net asset value; market prices; Universal’s business plan and

UNIVERSAL TANNING VENTURES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

investment strategy; and Universal’s intent and ability to hold the investment. The adoption of this Statement did not have an impact on Universal’s consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” an amendment of SFAS No. 87, 88 and 106, and a revision of SFAS No. 132. The statement is effective for fiscal years and interim periods ending after December 15, 2003. This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, 88 and 106. The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. Universal currently does not have any pension or other postretirement benefit plans. The adoption of this Statement did not have an impact on Universal’s consolidated financial statements.

NOTE 4 – ACQUISITION OF ALTAMONTE TAN, INC.

On February 28, 2002, the Company acquired substantially all of the assets of Altamonte Tan, Inc. (“ATI”), a company whose assets were being used to operate a tanning company, and assumed certain liabilities in exchange for $30,000. Universal expects to expand on these initial operations by acquiring additional tanning salons and industry related entities in an effort to be the first national tanning services organization, but also expects to reduce costs through economies of scales. Operating results with the asset acquisition have been included since that date. The acquisition of ATI was accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” (“SFAS 141”), which requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by our management, based on information available and on assumptions as to future operations.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

At February 28, 2002

Inventory	$9,071
Property and equipment	41,648

Total assets acquired	50,719

Deferred revenue	12,627
Capital lease obligation	8,092

Total liabilities assumed	20,719

Net assets acquired	$30,000

UNIVERSAL TANNING VENTURES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, their estimated useful lives, and related accumulated depreciation are summarized as follows:

	Range of lives in years	December 31, 2003
Tanning equipment	7	$83,756
Office furniture and fixtures	5 – 7	1,060
Leasehold improvements	5	33,812

		118,628
Less accumulated depreciation		(40,792)

Total property and equipment		$77,836

NOTE 6 – STOCKHOLDERS’ EQUITY

2002 Private Placement. During the year ended December 31, 2002, the Company sold, in a private placement, 2,500,000 shares of its common stock at a price of $0.25 per share. Proceeds from the offering totaled $625,000 less expenses of $62,500, for a net amount received of $562,500.

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

UNIVERSAL TANNING VENTURES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 7 - INCOME TAXES

At December 31, 2003, the Company had net operating loss carryforwards for income tax purposes of approximately $467,000 available as offsets against future taxable income. The net operating loss carryforwards are expected to expire through 2023.

The tax effects of the primary temporary differences giving rise to the Company’s deferred tax assets and liabilities are as follows for the year ended December 31, 2003 and 2002:

	2003	2002
Deferred tax assets:
Net operating loss	$175,000	129,000
Capital lease obligation, payments treated as rent for tax return and capitalized and depreciated for financial reporting purposes	800	700
Revenue on tanning packages recognized for tax return and deferred for financial reporting	1,200	4,000

Total deferred tax assets	177,000	133,700

Deferred tax liabilities:
Difference between book and tax depreciation	8,000	3,000

Total deferred tax liabilities	8,000	3,000

Net deferred tax assets	169,000	130,700

Less valuation allowance	(169,000)	(130,700)

Net deferred tax asset	$—	—

NOTE 8 - OPERATING LEASES

Universal has committed to a non-cancelable operating lease on operating facilities which expires February 28, 2007. The following is a schedule of future minimum rental commitments, by year and in the aggregate, to be paid under this non-cancelable operating lease.

For the year ended December 31,
2004	$43,819
2005	45,133
2006	46,487
2007	7,786

Total	$143,225

Total lease expense amounted to approximately $42,300 and $35,000 for the years ended December 31, 2003 and 2002, respectively.

UNIVERSAL TANNING VENTURES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 9 - CERTAIN CONSULTING TRANSACTIONS

Since the inception of the Company in January 2002, the Company has employed various consultants to advise the company in matters related to the marketing of its products, the identification of investors and the implementation of short and long term strategic planning. The following is a brief description of the consulting agreements entered into during 2002.

Varela Consulting Group. The Company entered into a 6-month agreement in July 2002 with Varela Consulting Group (“Varela”) to represent the Company relating to the potential sale of its products and services to business contacts and potential customers worldwide, particularly in Central and South America. Compensation paid to Varela for their services totaled $100,000 and has been amortized over the life of the contract on a straight-line basis. The spouse of the sole shareholder of Varela is a founding stockholder of Universal.

Brannon Capital Corp. The Company entered into a 12-month agreement in March 2002 with Brannon Capital Corp. (“BCC”) to advise the Company in the implementation of short and long-term strategic planning, recruitment and employment of key executives consistent with the expansion of operations and advising the company concerning matters related to the management and organization of the Company. Compensation paid to BCC for their services totaled $100,000 and has been amortized over the life of the contract on a straight-line basis. The sole shareholder of BCC is also a founding stockholder of Universal.

Market Media, Inc. The Company entered into an agreement in July 2002 with Market Media, Inc. (“MMI”) to advise the Company in investor and public relations matters as it relates to the Company’s initial public offering. The $100,000 in consulting fees paid to MMI as compensation for services provided have been accounted for as selling, general and administrative expenses in the statement of operations.

Bushido Ventures, Inc. We entered into an agreement in March 2002 with Bushido Ventures, Inc. Bushido Ventures has provided advice to us on the organization and structuring of the company, the implementation of our financial and accounting systems and controls and the retention of appropriate professional advisors. Compensation paid to Bushido Venture for their services totaled $10,000. Charissa Ioppolo is president and shareholder of Bushido Ventures, and is a founding stockholder of Universal.

NOTE 10 - EMPLOYMENT AGREEMENT

On February 28, 2002, the Company entered into a two-year employment agreement with its chief executive officer. The agreement provides for a base salary of $2,500 per month. Our employment agreement with Mr. Woods expired in February 2004. The Company intends to prepare a new employment agreement for Mr. Woods and present it for stockholder approval at the 2004 annual stockholder meeting.