Form 10QSB
period 2004-03-31
UNIVERSAL TANNING VENTURES INC
filed 2004-05-17
CIK 1207029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of May 5, 2004 was 7,565,000 and there were 165 stockholders of record.

Transitional Small Business Issuer Format:  ☐  YES  ☒  NO

UNIVERSAL TANNING VENTURES, INC.

FORM 10-QSB

Universal Tanning Ventures, Inc.

And Subsidiary

Consolidated Balance Sheet

March 31, 2004
(unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,914
Inventories	3,148
Other current assets	600

Total current assets	35,662

Property and equipment, net	72,083

Total assets	$107,745

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,199
Accrued expenses	3,095
Deferred revenue	13,061

Total current liabilities	39,355
Stockholders’ equity
Common stock, $0.0001 par value, 10,000,000 shares authorized, 7,565,000 shares issued and outstanding	757
Additional paid-in capital	554,694
Accumulated deficit	(487,061)

Total stockholders’ equity	68,390

Total liabilities and stockholders’ equity	$107,745

See accompanying notes to unaudited consolidated financial statements.

Universal Tanning Ventures, Inc.

And Subsidiary

Consolidated Statements of Operations

	Three months ended March 31,
	2004 (unaudited)	2003 (unaudited)
Revenue:
Tanning services	$35,615	$35,989
Product sales, net of returns and allowances	6,274	6,307

Total revenue	41,889	42,296

Cost of revenue:
Tanning services	22,650	25,943
Product sales	2,570	3,039

Total cost of revenue	25,220	28,982

Gross profit	16,669	13,314

Selling, general and administrative expenses	36,501	56,240

Loss from operations	(19,832)	(42,926)

Non-operating income (expense), net	5	4

Net loss	$(19,827)	$(42,922)

Weighted average common shares outstanding	7,565,000	7,500,000

Basic and diluted loss per share	$(0.00)	$(0.01)

See accompanying notes to unaudited consolidated financial statements.

Universal Tanning Ventures, Inc.

And Subsidiary

Consolidated Statements of Cash Flows

	Three months ended March 31,
	2004 (unaudited)	2003 (unaudite\d)
Operating activities:

Net loss	$(19,827)	$(42,922)

Adjustments to reconcile net loss to cash provided by (used in) operations:
Depreciation and amortization	5,753	5,796
(Increase) decrease in assets:
Inventories	15	153
Other current assets	(600)	(324)
Prepaid consulting fees	—	33,333
Increase (decrease) in liabilities:
Accounts payable	8,326	6,705
Accrued expenses	(1,810)	—
Deferred revenue	(575)	520

Net cash provided by (used in) operating activities:	(8,718)	3,261

Cash flows from investing activities: Purchase of property and equipment	—	(1,114)

Net cash used in investing activities:	—	(1,114)

Cash flows from financing activities:
Deferred offering costs	—	(4,851)
Capital lease obligation repayments	—	(1,880)

Net cash used in financing activities:	—	(6,731)

Net decrease in cash and cash equivalents	(8,718)	(4,584)

Cash and cash equivalents, beginning of period	40,632	45,138

Cash and cash equivalents, end of period	$31,914	$40,554

Supplemental disclosures of cash flow information: Cash paid during the period for:
Interest	$—	$11

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TANNING VENTURES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

March 31, 2004

Note	1—Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared by Universal Tanning Ventures, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. Interim results are not necessarily indicative of the results that may be expected for the year. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis or plan of operation, for the year ended December 31, 2003, contained in the Company’s December 31, 2003 Annual Report on Form 10-KSB.

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since January 4, 2002 (date of inception), which losses have caused an accumulated deficit of $487,061 as of March 31, 2004. In addition, the Company has consumed cash in its operating activities of approximately $39,000 and $357,000 for the years ended December 31, 2003 and 2002, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management has been able, thus far, to finance the losses, as well as the growth of the business, through a private placement and a public offering. The Company is continuing to seek other sources of financing and attempting to increase revenues within its core business of tanning services and products. In addition, the Company is exploring alternate ways of generating revenues through partnerships with other businesses. Conversely, the ongoing development and maintenance of its single location is expected to result in operating losses for the foreseeable future. There are no assurances that the Company will be successful in achieving its goals.

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

UNIVERSAL TANNING VENTURES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

Loss per Share. The Company utilizes Financial Accounting Standards Board Statement No. 128, “Earnings Per Share.” Statement No. 128 requires the presentation of basic and diluted loss per share on the face of the statement of operations.

Basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. In calculating diluted loss per share, the Company had no common stock equivalent shares as of March 31, 2004 or 2003. However, if the Company had such common stock equivalents, they would be considered anti-dilutive due to there being losses, and therefore, basic and diluted loss per share are the same.

Note 2—Employment Agreement

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

The following discussion of our plan of operation, financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed in this Quarterly Report. See “Special Note Regarding Forward Looking Statements” included elsewhere in this Quarterly Report. Additional risk factors are also identified in our annual report to the Securities and Exchange Commission filed on Form 10-KSB and in other SEC filings.

Overview

We own and operate a single indoor tanning salon business that offers a full range of indoor tanning products and services to our customers. The revenue from this single salon accounts for 100% of our total revenues. Revenues for the three months ended March 31, 2004 were $41,889.

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

90% of our products are lotions; the remaining 10% consist of stickers, drinks, sunglasses and protective eyewear. We carry approximately 80-100 different lotion products ranging from sample packets to premier lotion products. Prices range on our lotion products from $4 for sample products to $55 for premier lotion products.

Our services are comprised of single tanning sessions, multi-session tanning packages, term memberships and upgrades. Single tanning sessions can be purchased on one of our 5 different types of tanning beds at prices ranging from $8 to $16. Our multi-session packages consist of the purchase of 5 or 10 tans on any one of our different types of beds. On each of the beds, we offer term memberships of 1 month. With each term membership, a customer can tan on that specific bed an unlimited number of times over the course of a month. Due to the wide variety of tanning choices, we offer upgrade packages so that clients can increase their tanning experience with an upgrade package to a more powerful tanning bed.

Our expenses from the operation of this single indoor tanning salon consist primarily of lease expenses for the tanning salon store location, payroll and related expenses, costs of tanning products, insurance and utilities.

Revenue recognition. Substantially all of our revenue is generated through the delivery of tanning services and the tanning product sales. Revenue is recognized as services are provided or products are purchased.

Cost of services. Cost of services consists of direct costs to provide services to our customers and primarily includes certain salaries, wages and related fringe benefits of our employees directly serving customers, the cost of inventory and the allocation of occupancy costs.

Selling, general and administrative. Selling, general and administrative expenses include the salaries and wages and related fringe benefits of our employees not performing work directly for customers, and occupancy and other costs necessary to support those employees. Among the functions included in these expenses are sales and marketing and corporate services (accounting, information systems support, legal and human resources). In future periods we expect our general and administrative expenses to increase as a result of our incurring customary costs associated with being a public company.

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

Plan of Operation

The Company continues to operate with very limited operating funds. As a result of the current lack of available resources, we remain unable at this time to pursue our expansion plan. For the foreseeable future, we intend to focus our available capital resources on the operation of our single tanning salon. Only in the event we are able to raise sufficient financing will we be in a position to implement our business plan.

While our immediate attention remains on the continued operation of our existing salon, we hope that the implementation of our long terms goals can be achieved in a process of three phases that are intended to help our business evolve from the single tanning salon we currently operate into the national network of tanning salons we hope to become. These phases include:

Phase 1: Enhance the Liquidity of Our Capital Stock. To enhance the liquidity of our capital stock, we are currently evaluating the possibility of having our stock quoted on the over the counter bulletin board. We believe that by becoming the first publicly reporting and trading company in the tanning industry we will gain a significant advantage over other companies by increasing our credibility in the industry and by being able to use our common stock as an alternative to cash in the acquisition of tanning salons. We anticipate this process may be complete as early as the second quarter of 2004. In the absence of available cash for acquisitions, we will seek to provide a vehicle by which our stock can be easily traded. We believe the liquidity that results from having our stock quoted on the over the counter bulletin board will provide a more valuable and attractive acquisition currency.

Phase 2: Raise additional funds for use in implementing our acquisition strategy and for working capital. Our board of directors is consistently evaluating various capital raising opportunities. Though we have not yet determined the most advantageous method of raising capital at this time, and there can be no assurance that any financing will ultimately be available, our board of directors believes that we need to raise at least $500,000 to remain in operation and begin implementing our acquisition strategy.

Phase 3: Begin to Build a Local Network of Tanning Salons. In the event we are successful in raising sufficient funds to sustain the operation of our single tanning salon and to fund growth, we intend to begin our acquisition strategy by looking for opportunities within the Central Florida market, from St. Petersburg to Orlando to Daytona Beach to Jacksonville. We will seek to either acquire existing tanning salons or to open our own new locations. We hope to be in a position to complete 2 acquisitions during the 3rd and 4th quarter of 2004.

How long each phase will ultimately take to complete and the amount of money that will be required to effectuate the overall strategy will be largely dependent upon our performance, financially and operationally, as well as our ability to become a publicly trading company on a securities exchange.

Comparison of Three Months Ended March 31, 2004 and March 31, 2003.

CONSOLIDATED FINANCIAL INFORMATION

	For the Three Months Ended March 31,
	2004	2003
Total Revenue	$41,900	$42,300
Total Cost of Revenue	25,200	29,000
Selling, General and Administrative Expenses	36,500	56,200

Net Loss	$(19,800)	$(42,900)

Net Sales. Net sales of tanning services for the three months ended March 31, 2004 decreased by approximately $400 (or 1%) to $35,600 from $36,000 for the same period in 2003. Net sales of tanning products for the three months ended March 31, 2004 remained the same when compared to 2003.

Cost of Revenue. Our cost of revenue for the three months ended March 31, 2004 decreased by approximately $3,800 (or 13%) to $25,200 from $29,000 for the same time period in 2003. This was due to a reduction in the work force during the period.

Selling, General and Administrative. Selling, general and administrative expenses decreased $19,700 (or 35%) to $36,500 from $56,200 for the same period in 2003. The decrease was primarily attributable to a reduction in consulting fees which were expensed during 2003.

Net Loss. Net loss for the three months ended March 31, 2004 was approximately $19,800 compared to $42,900 for 2002. The reduction in our net loss was due to the reasons described herein above.

Liquidity and Capital Resources

Net cash used in operating activities totaled approximately $8,700 during the three months ended March 31, 2004, compared to net cash provided by operations of approximately $3,300 for the same period in 2003. The decrease in cash provided in operating activities is a result of the increase in professional fees as the result of becoming a publicly reporting company.

Cash used in investing activities totaled approximately $-0- and $1,100 during the three months ended March 31, 2004 and 2003, respectively. Capital expenditures in 2003 were primarily comprised of the purchasing of lamps for current equipment in our single tanning salon. Net cash used in investing activities is largely attributable to capital expenditures for tanning equipment to maintain our current equipment. We have no material commitments for capital expenditures. However, we will continue to need computer and office equipment if our expansion plans are implemented.

Net cash used in financing activities totaled approximately $0- and $6,700 during the three months ended March 31, 2004 and 2003, respectively. During the three months ended March 31, 2003, financing activities consisted primarily of costs associated with the sale of shares pursuant to our initial public offering.

At March 31, 2004 we had cash balances in the amount of approximately $32,000. Our principal source of funds has been cash generated from financing activities. In 2002, we received offering proceeds of $562,500 (net of $62,500 of offering expenses) in a private placement, which were primarily used in the purchase of Altamonte Tan along with costs associated with our current public offering. On May 13, 2003, the SEC declared effective our registration statement on Form SB-2, wherein we registered for sale 1,000,000 shares of our common stock at an offer price of $1.00 per share. We offered the securities on a “best efforts” basis and no minimum amount of shares is required to be sold. We sold a total of 65,000 shares in this offering for total gross proceeds of $65,000.

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

Net operating loss carryforwards. We have not recognized the benefit in our financial statements with respect to the approximately $487,000 net operating loss carryforward for federal income tax purposes as of March 31, 2004. This benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carryforward or that the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation as a result of capital transactions occurring in 2002 or otherwise, we may be liable for back taxes, interest and, possibly, penalties prospectively.

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

Special Note Regarding Forward Looking Statements

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

A more comprehensive list of such factors and related discussion are set forth in the our Annual Report on Form 10-KSB and our other filings made with the SEC from time to time.

ITEM 3— CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2004. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

Date: May 15, 2004

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