Form 10QSB
period 2004-06-30
UNIVERSAL TANNING VENTURES INC
filed 2004-08-10
CIK 1207029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

☒ Yes    ☐ No

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of August 5, 2004 was 7,565,000 and there were 165 stockholders of record.

Transitional Small Business Issuer Format: ☐ YES    ☒ NO

UNIVERSAL TANNING VENTURES, INC.

FORM 10-QSB

Universal Tanning Ventures, Inc.

And Subsidiary

Consolidated Balance Sheet

June 30, 2004
(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,651
Inventories	2,909
Other current assets	400

Total current assets	24,960
Property and equipment, net	67,239

Total assets	$92,199

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,662
Accrued expenses	1,342
Deferred revenue	8,618

Total current liabilities	32,622
Stockholders’ equity
Common stock, $0.0001 par value, 10,000,000 shares authorized, 7,565,000 shares issued and outstanding	757
Additional paid-in capital	554,694
Accumulated deficit	(495,874)

Total stockholders’ equity	59,577

Total liabilities and stockholders’ equity	$92,199

See accompanying notes to unaudited consolidated financial statements.

Universal Tanning Ventures, Inc.

And Subsidiary

Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Tanning services	$38,096	$34,838	$73,711	$70,827
Product sales, net of returns and allowances	5,731	5,387	12,005	11,694

Total revenue	43,827	40,225	85,716	82,521
Cost of revenue:
Tanning services	24,866	26,712	47,516	52,655
Product sales	1,668	3,148	4,238	6,187

Total cost of revenue	26,534	29,860	51,754	58,842

Gross profit	17,293	10,365	33,962	23,679
Selling, general and administrative expenses	26,078	15,913	62,579	72,153

Loss from operations	(8,785)	(5,548)	(28,617)	(48,474)
Non-operating income (expense), net	(28)	2	(23)	6

Net loss	$(8,813)	$(5,546)	$(28,640)	$(48,468)

Weighted average common shares outstanding	7,565,000	7,500,000	7,565,000	7,500,000

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

See accompanying notes to unaudited consolidated financial statements.

Universal Tanning Ventures, Inc.

And Subsidiary

Consolidated Statements of Cash Flows

	Six months ended June 30,
	2004	2003
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(28,640)	$(48,468)
Adjustments to reconcile net loss to cash provided by (used in) operations:
Depreciation and amortization	10,597	11,607
(Increase) decrease in assets:
Inventories	254	1,112
Other current assets	(400)	(124)
Prepaid consulting fees	—	33,333
Increase (decrease) in liabilities:
Accounts payable	7,789	18,309
Accrued expenses	(3,563)	—
Deferred revenue	(5,018)	1,650

Net cash provided by (used in) operating activities:	(18,981)	17,419

Cash flows from investing activities:
Purchase of property and equipment	—	(1,114)

Net cash used in investing activities:	—	(1,114)

Cash flows from financing activities:
Deferred offering costs	—	(24,456)
Capital lease obligation repayments	—	(1,990)

Net cash used in financing activities:	—	(26,446)

Net decrease in cash and cash equivalents	(18,981)	(10,141)

Cash and cash equivalents, beginning of period	40,632	45,138

Cash and cash equivalents, end of period	$21,651	$34,997

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$28	$12

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TANNING VENTURES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

June 30, 2004

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared by Universal Tanning Ventures, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. Interim results are not necessarily indicative of the results that may be expected for the year. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis or plan of operation, for the year ended December 31, 2003, contained in the Company’s December 31, 2003 Annual Report on Form 10-KSB.

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since January 4, 2002 (date of inception), which losses have caused an accumulated deficit of approximately $496,000 as of June 30, 2004. In addition, the Company has consumed cash in its operating activities of approximately $39,000 and $357,000 for the years ended December 31, 2003 and 2002, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. In calculating diluted loss per share, the Company had no common stock equivalent shares as of June 30, 2004 or 2003. However, if the Company had such common stock equivalents, they would be considered anti-dilutive due to there being losses, and therefore, basic and diluted loss per share are the same.

Note 2 – Employment Agreement

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

The following discussion of our plan of operation, financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed in this Quarterly Report. See “Special Note Regarding Forward Looking Statements” included elsewhere in this Quarterly Report. Additional risk factors are also identified in our annual report to the U. S. Securities and Exchange Commission filed on Form 10-KSB and in other SEC filings.

Overview

We own and operate a single indoor tanning salon business that offers a full range of indoor tanning products and services to our customers. The revenue from this single salon accounts for 100% of our total revenues. Revenues for the six month period ended June 30, 2004 were $73,711.

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

Phase 1: Enhance the Liquidity of Our Capital Stock. To enhance the liquidity of our capital stock, we are currently evaluating the possibility of having our stock quoted on the over the counter bulletin board. We believe that by becoming the first publicly reporting and trading company in the tanning industry we will gain a significant advantage over other companies by increasing our credibility in the industry and by being able to use our common stock as an alternative to cash in the acquisition of tanning salons. We anticipate this process may be complete as early as the third quarter of 2004. In the absence of available cash for acquisitions, we will seek to provide a vehicle by which our stock can be easily traded. We believe the liquidity that results from having our stock quoted on the over the counter bulletin board will provide a more valuable and attractive acquisition currency.

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

Comparison of Three Months and Six Months Ended June 30, 2004 and June 30, 2003.

CONSOLIDATED FINANCIAL INFORMATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Total revenue	$43,800	$40,200	$85,700	$82,500
Total cost of revenue	26,500	29,900	51,800	58,800
Selling, general and administrative expenses	26,100	15,900	62,600	72,200
Net loss	(8,800)	(5,500)	(28,600)	(48,500)

Comparison of Three Months Ended June 30, 2004 and June 30, 2003.

Net Sales. Net sales of tanning services for the three months ended June 30, 2004 increased by approximately $3,300 (or 9%) to $38,100 from $34,800 for the same period in 2003. This increase was the result of the acquiring of new customers through increased advertising in 2003. Net sales of tanning products for the three months ended June 30, 2003 increased by approximately $300 (or 6%) to $5,700 from $5,400 for the same period in 2003.

Cost of Revenue. Our cost of revenue for the three months ended June 30, 2004 decreased by approximately $3,400 (or 11%) to $26,500 from $29,900 for the same time period in 2003. This was due to a reduction in the work force during 2004.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 30, 2004 increased $10,200 (or 64%) to $26,100 from $15,900 for the same period in 2003. The increase was primarily attributable to a $10,000 increase in professional fees as compared to the same period in 2003.

Non-operating Income (Expense), Net. Non-operating income (expense), net increased by $30 to $(28) for the three months ended June 30, 2004 from $2 for the same period in 2003.

Net Loss. Net loss for the three months ended June 30, 2004 was approximately $8,800 compared to $5,500 for 2003. The increase in our net loss was due to the reasons described herein above.

Comparison of Six Months Ended June 30, 2004 and June 30, 2003.

Net Sales. Net sales of tanning services for the six months ended June 30, 2004 increased by approximately $2,900 (or 4%) to $73,700 from $70,800 for the same period in 2003. This increase was the result of the acquiring of new customers through increased advertising in 2003. Net sales of tanning products for the six months ended June 30, 2004 increased by approximately $300 (or 3%) to $12,000 from $11,700 for the same period in 2003.

Cost of Revenue. Our cost of revenue for the six months ended June 30, 2004 decreased by approximately $7,000 (or 12%) to $51,800 from $58,800 for the same time period in 2003. This was due to a reduction in the work force during 2003.

Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 30, 2004 decreased $9,600 (or 13%) to $62,600 from $72,200 for the same period in 2003. The decrease was primarily attributable to a reduction in consulting fees which were expensed during 2003.

Non-operating Income (Expense), Net. Non-operating income (expense), net increased by $29, to $(23) for the six months ended June 30, 2003 from $6 for the same period in 2003. This decrease is a result of lower cash balances and lower prevailing interest rates on cash balances during 2003.

Net Loss. Net loss for the six months ended June 30, 2004 was approximately $28,600 compared to $48,500 for 2003. The decrease in our net loss was due to the reasons described herein above.

Liquidity and Capital Resources

Net cash used in operating activities totaled approximately $19,000 during the six months ended June 30, 2004, compared to net cash provided by operations of approximately $17,400 for the same period in 2004.

Cash used in investing activities totaled approximately $0 and $1,114 during the six months ended June 30, 2004 and 2003, respectively. Capital expenditures in 2003 were primarily comprised of the purchasing of lamps for current equipment in our single tanning salon. Net cash used in investing activities is largely attributable to capital expenditures for tanning equipment to maintain our current equipment. We have no material commitments for capital expenditures. However, we will continue to need computer and office equipment if our expansion plans are implemented.

Net cash used in financing activities totaled approximately $0 and $26,400 during the six months ended June 30, 2004 and 2003, respectively. During the six months ended June 30, 2003, financing activities consisted primarily of costs associated with the sale of shares pursuant to our initial public offering.

At June 30, 2004 we had cash balances in the amount of approximately $21,700. Our principal source of funds has been cash generated from financing activities. In 2002, we received offering proceeds of $562,500 (net of $62,500 of offering expenses) in a private placement, which were primarily used in the purchase of Altamonte Tan along with costs associated with our current public offering. On May 13, 2003, the SEC declared effective our registration statement on Form SB-2, wherein we registered for sale 1,000,000 shares of our common stock at an offer price of $1.00 per share. We offered the securities on a “best efforts” basis and no minimum amount of shares is required to be sold. We sold a total of 65,000 shares in this offering for total gross proceeds of $65,000.

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

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available to us. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

Net operating loss carryforwards. We have not recognized the benefit in our financial statements with respect to the approximately $496,000 net operating loss carryforward for federal income tax purposes as of June 30, 2004. This benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carryforward or that the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation as a result of capital transactions occurring in 2002 or otherwise, we may be liable for back taxes, interest and, possibly, penalties prospectively.

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

ITEM 3 - CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2004. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

PART II - OTHER INFORMATION

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

Date: August 10, 2004

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