Form 10QSB
period 2004-09-30
UNIVERSAL TANNING VENTURES INC
filed 2004-11-15
CIK 1207029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of November 12, 2004 was 7,565,000 and there were 165 stockholders of record.

Transitional Small Business Issuer Format:    ☐  YES    ☒  NO

UNIVERSAL TANNING VENTURES, INC.

FORM 10-QSB

Universal Tanning Ventures, Inc.

And Subsidiary

Consolidated Balance Sheet

September 30, 2004
(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,726
Inventories	3,092
Other current assets	200

Total current assets	14,018

Property and equipment, net	65,800

Total assets	$79,818

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$30,584
Accrued expenses	1,351
Deferred revenue	8,695

Total current liabilities	40,630

Stockholders’ equity
Common stock, $0.0001 par value, 10,000,000 shares authorized, 7,565,000 shares issued and outstanding	757
Additional paid-in capital	554,694
Accumulated deficit	(516,263)

Total stockholders’ equity	39,188

Total liabilities and stockholders’ equity	$79,818

See accompanying notes to unaudited consolidated financial statements.

Universal Tanning Ventures, Inc.

And Subsidiary

Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Tanning services	$26,658	$26,680	$100,369	$97,507
Product sales, net of returns and allowances	3,678	4,610	15,683	16,304

Total revenue	30,336	31,290	116,052	113,811
Cost of revenue:
Tanning services	22,613	24,484	70,129	77,139
Product sales	1,261	2,245	5,499	8,432

Total cost of revenue	23,874	26,729	75,628	85,571

Gross profit	6,462	4,561	40,424	28,240
Selling, general and administrative expenses	26,831	36,307	89,410	108,460

Loss from operations	(20,369)	(31,746)	(48,986)	(80,220)
Non-operating income (expense), net	(20)	14	(43)	20

Net loss	$(20,389)	$(31,732)	$(49,029)	$(80,200)

Weighted average common shares outstanding	7,565,000	7,518,370	7,565,000	7,506,190

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

See accompanying notes to unaudited consolidated financial statements.

Universal Tanning Ventures, Inc.

And Subsidiary

Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2004	2003
	(unaudited)	(unaudited)
Operating activities:
Net Loss	$(49,029)	$(80,200)
Adjustments to reconcile net loss to cash provided by (used in) operations:
Depreciation and amortization	15,459	17,418
(Increase) decrease in assets:
Prepaid consulting fees	—	33,333
Other current assets	(200)	76
Inventories	71	1,005
Increase (decrease) in liabilities:
Accounts payable	15,711	30,199
Accrued expenses	(3,554)	—
Deferred revenue	(4,941)	4,958

Net cash provided by (used in) operating activities:	(26,483)	6,789

Cash flows from investing activities:
Purchase of property and equipment	(3,423)	(1,114)

Net cash used in investing activities:	(3,423)	(1,114)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	65,000
Deferred offering costs	—	(24,456)
Capital lease obligation repayments	—	(1,990)

Net cash provided by financing activities:	—	38,554

Net increase (decrease) in cash and cash equivalents	(29,906)	44,229

Cash and cash equivalents, beginning of period	40,632	45,138

Cash and cash equivalents, end of period	$10,726	$89,367

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$20	$11

See accompanying notes to unaudited consolidated financial statements.

Universal Tanning Ventures, Inc.

And Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2004

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

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since January 4, 2002 (date of inception), which losses have caused an accumulated deficit of approximately $516,300 as of September 30, 2004. In addition, the Company has consumed cash in its operating activities of approximately $39,000 and $357,000 for the years ended December 31, 2003 and 2002, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Income Taxes. The Company accounts for income taxes utilizing the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enacted date. The Company has net operating loss carryforwards that may be offset against future taxable income. Due to the uncertainty regarding the success of future operations, management has valued the deferred tax asset allowance at 100% of the related deferred tax assets.

UNIVERSAL TANNING VENTURES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

Loss per Share. The Company utilizes Financial Accounting Standards Board Statement No. 128, “Earnings Per Share.” Statement No. 128 requires the presentation of basic and diluted loss per share on the face of the statement of operations.

Basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. In calculating diluted loss per share, the Company had no common stock equivalent shares as of September 30, 2004 or 2003. However, if the Company had such common stock equivalents, they would be considered anti-dilutive due to there being losses, and therefore, basic and diluted loss per share are the same.

Note 2 – Employment Agreement

On February 28, 2002, the Company entered into a two-year employment agreement with its chief executive officer. The agreement provides for a base salary of $2,500 per month. Our employment agreement with Mr. Woods expired in February 2004 and has been extended on a month-to-month basis. The Company intends to prepare a new employment agreement for Mr. Woods and present it for stockholder approval at the 2004 annual stockholder meeting.

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

Overview

We own and operate a single indoor tanning salon business that offers a full range of indoor tanning products and services to our customers. The revenue from this single salon accounts for 100% of our total revenues. Revenues for the three and nine month periods ended September 30, 2004 were approximately $30,300 and $116,100, respectively.

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

We filed a registration statement with the Securities and Exchange Commission registering 1,000,000 shares for sale at $1.00 per share. The registration statement was declared effective on May 13, 2003. We closed the offering on September 7, 2003 having sold a total of 65,000 shares with total proceeds of $65,000. Our ability to implement our business plan and strategies will be severely limited due to the amount of shares that we sold. Our first priority was to pay the expenses related to this offering. Then, we have focused the remaining available capital resources of the company on operating the business that we have, the single tanning salon located in Altamonte Springs, Florida. We utilized the remaining available funds for working capital. At the same time, we are attempting to raise additional capital to improve our ability to implement our plans. We cannot be certain that additional financing will become available, or if available, whether it will be on terms and conditions satisfactory to us.

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

While our immediate attention remains on the continued operation of our existing salon, we hope that the implementation of our long term goals can be achieved in a process of three phases that are intended to help our business evolve from the single tanning salon we currently operate into the national network of tanning salons we hope to become. These phases include:

Phase 1: Enhance the Liquidity of Our Capital Stock. In September 2004, we were approved for an unpriced listing of our common stock by the National Association of Securities Dealers under the symbol “UTVN”. We believe that by becoming the first publicly reporting and trading company in the tanning industry we will gain a significant advantage over other companies by increasing our credibility in the industry and by being able to use our common stock as an alternative to cash in the acquisition of tanning salons. In the absence of available cash for acquisitions, we will seek to provide a vehicle by which our stock can be easily traded. We believe the liquidity that results from having our stock quoted on the over the counter bulletin board will provide a more valuable and attractive acquisition currency.

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

Phase 3: Begin to Build a Local Network of Tanning Salons. In the event we are successful in raising sufficient funds to sustain the operation of our single tanning salon and to fund growth, we intend to begin our acquisition strategy by looking for opportunities within the Central Florida market, from St. Petersburg to Orlando to Daytona Beach to Jacksonville. We will seek to either acquire existing tanning salons or to open our own new locations. We hope to be in a position to complete 2 acquisitions as soon as we are able to obtain additional funds for our acquisition strategy.

How long each phase will ultimately take to complete and the amount of money that will be required to effectuate the overall strategy will be largely dependent upon our performance, financially and operationally, as well as our ability to become a publicly trading company on a securities exchange.

Comparison of Three Months and Nine Months Ended September 30, 2004 and September 30, 2003.

CONSOLIDATED FINANCIAL INFORMATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Total revenue	$30,300	$31,300	$116,100	$113,800
Total cost of revenue	23,900	26,700	75,600	85,600
Selling, general and administrative expenses	26,800	36,300	89,400	108,500
Net loss	(20,400)	(31,700)	(49,000)	(80,200)

Comparison of Three Months Ended September 30, 2004 and September 30, 2003.

Net Sales. Net sales of tanning services for the three months ended September 30, 2004 and 2003 were approximately $26,700. Net sales of tanning products for the three months ended September 30, 2003 decreased by approximately $900 (or 20%) to $3,700 from $4,600 for the same period in 2003. This decrease was the result of a reduction in customer traffic as a result of the three hurricanes that hit the surrounding community where our salon is located.

Cost of Revenue. Our cost of revenue for the three months ended September 30, 2004 decreased by approximately $2,800 (or 10%) to $23,900 from $26,700 for the same time period in 2003. This was due to a reduction in the work force during 2004.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 30, 2004 decreased $9,500 (or 26%) to $26,800 from $36,300 for the same period in 2003. The decrease was primarily attributable to a $10,000 decrease in professional fees as compared to the same period in 2003.

Non-operating Income (Expense), Net. Non-operating income (expense), net decreased by $34 to $(20) for the three months ended September 30, 2004 from $14 for the same period in 2003.

Net Loss. Net loss for the three months ended September 30, 2004 was approximately $20,400 compared to $31,700 for 2003. The increase in our net loss was due to the reasons described herein above.

Comparison of Nine Months Ended September 30, 2004 and September 30, 2003.

Net Sales. Net sales of tanning services for the nine months ended September 30, 2004 increased by approximately $2,900 (or 3%) to $100,400 from $97,500 for the same period in 2003. This increase was the result of the acquiring of new customers through increased advertising in 2004. Net sales of tanning products for the nine months ended September 30, 2004 decreased by approximately $600 (or 4%) to $15,700 from $16,300 for the same period in 2003. This decrease was the result of a reduction in customer traffic as a result of the three hurricanes that hit the surrounding community where our salon is located.

Cost of Revenue. Our cost of revenue for the nine months ended September 30, 2004 decreased by approximately $10,000 (or 12%) to $75,600 from $85,600 for the same time period in 2003. This was due to a reduction in the work force during late 2003.

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 30, 2004 decreased $19,000 (or 18%) to $89,400 from $108,400 for the same period in 2003. The decrease was primarily attributable to a reduction in legal fees from 2003.

Non-operating Income (Expense), Net. Non-operating income (expense), net increased by $63, to $(43) for the nine months ended September 30, 2003 from $20 for the same period in 2003. This decrease is a result of lower cash balances and lower prevailing interest rates on cash balances during 2003.

Net Loss. Net loss for the nine months ended September 30, 2004 was approximately $49,000 compared to $80,200 for 2003. The decrease in our net loss was due to the reasons described herein above.

Liquidity and Capital Resources

Net cash used in operating activities totaled approximately $26,500 during the nine months ended September 30, 2004, compared to net cash provided by operations of approximately $6,800 for the same period in 2004.

Cash used in investing activities totaled approximately $3,400 and $1,100 during the nine months ended September 30, 2004 and 2003, respectively. Capital expenditures in 2003 were primarily comprised of the purchasing of lamps for current equipment in our single tanning salon. Net cash used in investing activities is largely attributable to capital expenditures for tanning equipment to maintain our current equipment. We have no material commitments for capital expenditures. However, we will continue to need computer and office equipment if our expansion plans are implemented.

Net cash used in financing activities totaled approximately $0 and $38,600 during the nine months ended September 30, 2004 and 2003, respectively. During the nine months ended September 30, 2003, financing activities consisted primarily of costs associated with the sale of shares pursuant to our initial public offering.

At September 30, 2004 we had cash balances in the amount of approximately $10,700. Our principal source of funds has been cash generated from financing activities. In 2002, we received offering proceeds of $562,500 (net of $62,500 of offering expenses) in a private placement, which were primarily used in the purchase of Altamonte Tan along with costs associated with our current public offering. On May 13, 2003, the SEC declared effective our registration statement on Form SB-2, wherein we registered for sale 1,000,000 shares of our common stock at an offer price of $1.00 per share. We offered the securities on a “best efforts” basis and no minimum amount of shares is required to be sold. We sold a total of 65,000 shares in this offering for total gross proceeds of $65,000.

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

Net operating loss carryforwards. We have not recognized the benefit in our financial statements with respect to the approximately $516,300 net operating loss carryforward for federal income tax purposes as of September 30, 2004. This benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carryforward or that the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation as a result of capital transactions occurring in 2002 or otherwise, we may be liable for back taxes, interest and, possibly, penalties prospectively.

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

ITEM 3 - CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2004. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

Date: November 15, 2004

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