Form 10KSB
period 2004-12-31
UNIVERSAL TANNING VENTURES INC
filed 2005-03-30
CIK 1207029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Issuer’s revenues for its most recent fiscal year were $146,700.

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of March 5, 2005 was 7,565,000 and there were 156 stockholders of record.

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

We filed a registration statement on Form SB-2 with the Securities and Exchange Commission registering 1,000,000 shares for sale at $1.00 per share. The registration statement was declared effective on May 13, 2003. We closed the offering on September 7, 2003 having sold a total of 65,000 shares with total proceeds of $65,000. Our ability to implement our business plan and strategies will be severely limited due to the amount of shares that we sold. Our first priority was to pay the expenses related to this offering. Then, we focused the remaining available capital resources of the company on operating the business that we have, the single tanning salon located in Altamonte Springs, Florida. We utilized the available funds for working capital. We are attempting to raise additional capital to improve our ability to implement our plans. We cannot be certain that additional financing will become available, or if available, whether it will be on terms and conditions satisfactory to us.

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

The demographics of the average indoor tanner have remained fairly constant over the industry’s more than 30-year history. The majority of those who tan continue to be in the 16—49 age groups, 70.7 percent of which are women and 50.4 percent of which are women age 20-39. However, in talking with salon owners, one of the fastest-growing segments of the indoor tanning industry is older tanners over the age of 55. According to surveys, more than 2.5 percent of indoor tanning demographic now consists of tanners over the age of 55.

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

Employees

We currently have 2 employees, 1 of whom is a part-time sales personnel and 1 who is general, administrative and executive management personnel. None of the employees are covered by a collective bargaining agreement and our management considers relations with our employees to be good.

RISK FACTORS

Risks Specific to Our Company

We have limited operating funds, and our ability to continue as a going concern is dependent upon our ability to obtain additional capital to operate the business.

The Company has experienced net losses since January 4, 2002 (date of inception), which losses have caused an accumulated deficit of approximately $529,000 as of December 31, 2004. In addition, the Company has consumed cash in its operating activities of approximately $29,200 and $38,800 for the years ended December 31, 2004 and 2003, respectively. We will require additional funds to sustain and expand our single tanning salon business, and to begin to implement our business plan. Our lack of sufficient financing to implement our business plan, and our expectation to continue operating losses for the foreseeable future raises substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has issued its report, which includes an explanatory paragraph for going concern uncertainty on our financial statements as of December 31, 2004. Our ability to continue as a going concern is heavily dependent upon our ability to obtain additional capital to sustain operations. Currently, we have no commitments to obtain additional capital, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2004.

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

In connection with the Offering, the Company incurred approximately $72,500 in offering related expenses. There were no offering expenses that were paid to affiliates of the Company.

The Company used approximately $25,000 of its net proceeds from the offering to repay a portion of the offering expenses in connection with the offering. As of the date of this Form 10-KSB filing, the balance of the net proceeds from the offering was retained by the Company to be used for working capital purposes. See “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-KSB for further discussion.

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

Comparison of the fiscal year ended December 31, 2004 and December 31, 2003.

CONSOLIDATED FINANCIAL INFORMATION

	2004	2003
Net Revenue	$146,700	$146,100
Cost of Revenue	98,600	114,900
Selling, General and Administrative	109,800	142,100
Net Loss	$(61,800)	$(110,800)

Net Revenue. Net revenue from tanning services for the fiscal year ended December 31, 2004 increased by approximately $2,000 (or 2%) to $128,200 from $126,200 for the same period in 2003. Net revenue from tanning products for the fiscal year ended December 31, 2004 decreased by approximately $1,500 (or 8%) to $18,500 from $20,000 for the same period in 2003 due to a decrease in customer demand for high end tanning products.

Cost of Revenue. Our cost of revenue for the fiscal year ended December 31, 2004 decreased by approximately $16,300 (or 14%) to $98,600 from $114,900 for the same time period in 2003. The decrease was a result of a reduction in our number of employees and other cost control measures.

Selling, General and Administrative. Selling, general and administrative expenses for the fiscal year ended December 31, 2004 decreased $32,300 (or 23%) to $109,800 from $142,100 for the same period in 2003. The decrease was primarily attributable to a reduction in consulting expenses, number of employees and other cost control measures.

Net Loss. Net loss for 2004 was approximately $61,800 compared to $110,800 for 2003. The reduction in our net loss was due to the reasons described herein above.

Liquidity and Capital Resources

Net cash used by operating activities totaled approximately $29,200 during the fiscal year ended December 31, 2004, compared to net cash used of approximately $38,800 for the fiscal year ended December 31, 2003. The decrease in cash used in operating activities is a result of the decrease in consulting fees paid by us during 2004 as compared to 2003 and an increase in accounts payable.

Cash used in investing activities totaled approximately $3,400 and $4,300 during the fiscal years ended December 31, 2004 and 2003, respectively. Capital expenditures in both 2003 and 2004 were primarily comprised of the purchasing of tanning equipment for our single tanning salon. We have no material commitments for capital expenditures. However, we will continue to need computer and office equipment if our expansion plans are implemented.

Net cash provided by financing activities totaled approximately $3,500 and $38,600 during the fiscal year ended December 31, 2004 and 2003, respectively. During 2003, financing activities consisted of the sale of shares pursuant to a SB-2 that was declared effective in May 2003. During 2004, financing activities consisted of proceeds from a loan from a stockholder loan.

At December 31, 2004 we had cash balances in the amount of approximately $11,500. Our principal source of funds has been cash generated from financing activities. On May 13, 2003, the SEC declared effective our registration statement on Form SB-2, wherein we registered for sale 1,000,000 shares of our common stock at an offer price of $1.00 per share. We offered the securities on a “best efforts” basis and no minimum amount of shares is required to be sold. We sold a total of 65,000 shares in this offering for total gross proceeds of $65,000.

We have been unable to generate significant liquidity or cash flow from our current operations. We frequently change our pricing structure to take into account our clients’ fluctuating cash flows, service and product needs. For example, we may reduce our prices of tanning packages or offer certain advantageous offers during our non-peak months of July through December. We generally experience an increased level of cash flow from operations in the first six months of the calendar year as our clients prepare their tan for the summer. We anticipate that cash flows from operations will be insufficient to fund our business operations for the full year 2005 and that we must continue attempting to raise additional capital to fund our operations and implement our business plan.

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

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principals generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available to us. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

Net operating loss carryforwards. We have not recognized the benefit in our financial statements with respect to the approximately $531,000 net operating loss carryforward for federal income tax purposes as of December 31, 2004. This benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carryforward or that the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation as a result of capital transactions occurring in 2002 or otherwise, we may be liable for back taxes, interest and, possibly, penalties prospectively.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment,” which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. The new statement will be effective for public entities in periods beginning after June 15, 2005. We have not yet completed our analysis of the impact of adopting FASB Statement No. 123R and therefore we are currently unable to quantify its effect on our results of operations. The adoption of this new statement will have no effect until share-based compensation is issued by the Company.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were, to the best of their knowledge, effective such that the information relating to Universal, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Universal’s management, including our chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers and directors, their ages as of March 1, 2005, and the positions currently held by each are as follows:

Name	Age	Position
Glen Woods	49	President, Chief Executive Officer, Principal Financial Officer and Director
Dyron M. Watford	29	Principal Accounting Officer and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Based solely upon a review of Forms 3 and 4 (there have been no amendments) furnished to the Company during the year ended December 31, 2004 (no Forms 5 having been furnished with respect to such year) and written representation furnished to the Company as provided in paragraph (b)(2)(i) of Item 405 of Form 10-KSB, there are no persons who need to be identified under this Item as having failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year.

Code of Ethics

We adopted the Universal Tanning Ventures, Inc. Code of Ethics for the CEO and Senior Financial Officers (the “finance code of ethics”), a code of ethics that applies to our Chief Executive Officer, Principal Financial Officer, controller and other finance organization employees. A copy of the finance code of ethics may be obtained from the Company, free of charge, upon written request delivered to the Company’s Investor Relations Department, c/o Universal Tanning Ventures, Inc., 600 East Altamonte Drive, Unit 1050, Altamonte Springs, Florida 32701. If we make any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, our Principal Financial Officer or controller, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

ITEM 10. EXECUTIVE COMPENSATION

The following table shows the cash compensation paid by us, as well as certain other compensation paid or accrued, during the period ended December 31, 2004 to our Chief Executive Officer.

Summary Compensation Table

Annual Compensation
Name and Position	Year	Salary ($)		Other Annual Compensation ($)
Glen Woods, CEO(1)	2004 2003 2002	$ $ $	32,500 30,000 25,000	$—

(1)	Mr. Woods employment commenced on February 28, 2002. Therefore the period ended December 31, 2002 only includes ten months. The amounts reflected in the above table do not include any amounts for perquisites and other personal benefits extended to such executive officer. The aggregate amount of such compensation for such officer is less than 10% of the total annual salary and bonus.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information known to us, as of March 5, 2005, relating to the beneficial ownership of common stock by:

•	each person who is known by us to be the beneficial holder of more than 5% of our outstanding common stock;

•	each of our named executive officers and directors; and

•	our directors and executive officers as a group.

We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, except as noted.

Percentage ownership in the following table is based on 7,565,000 shares of common stock outstanding as of March 5, 2005. A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from the date of this Annual Report upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants or other convertible securities included in that person’s holdings, but not those underlying shares held by any other person.

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

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Tedder, James, Worden & Associates, P.A. as the Company’s independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Tedder, James, Worden & Associates, P.A. in 2004 were approved by the Board of Directors. The following table presents fees for audit services rendered by Tedder, James, Worden & Associates, P.A. for the audit of the Company’s annual financial statements for the years ended December 31, 2004 and December 31, 2003 and fees billed for other services rendered by Tedder, James, Worden & Associates, P.A. during those periods.

	Fiscal 2004	Fiscal 2003
Audit Fees(1)	$23,500	$18,500
Audit-Related Fees(2)	-0-	-0-
Tax Fees(3)	-0-	-0-

Subtotal	$23,500	$18,500

All other Fees(4)	-0-	-0-

Total	$23.500	$18,500

(1)	Audit Fees – Audit fees billed to the Company by Tedder, James, Worden & Associates, P.A. for auditing the Company’s annual financial statements and reviewing the financial statements included in the Company’s Quarterly Reports on Form 10-QSB.
(2)	Audit-Related Fees – There were no other fees billed by during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.
(3)	Tax Fees – There were no tax fees billed during the last two fiscal years for professional services by Tedder, James, Worden & Associates, P.A.
(4)	All Other Fees – There were no other fees billed by during the last two fiscal years for products and services provided.

Pre-approval of Audit and Non-Audit Services of Independent Auditor

The Board of Director’s policy is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to 12 months from the date of pre-approval and any pre-approval is detailed as to the particular service or category of services. The Board of Directors may delegate pre-approval authority to one or more of its members when expedition of services is necessary. The Board of Directors has determined that the provision of non-audit services by Tedder, James, Worden & Associates, P.A. is compatible with maintaining its independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL TANNING VENTURES, INC.

Dated: March 30, 2005

	By:	/S/ Glen Woods
	Name:	Glen Woods
	Title:	President, CEO, Principal Financial Officer and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

UNIVERSAL TANNING VENTURES, INC.

Dated: March 30, 2005

	By:	/S/ Glen Woods
	Name:	Glen Woods
	Title:	President, CEO, Principal Financial Officer and Director

	By:	/S/ Dyron Watford
	Name:	Dyron Watford
	Title:	Principal Accounting Officer and Director

UNIVERSAL TANNING VENTURES, INC. AND SUBSIDIARY

Consolidated Financial Statements

December 31, 2004 and 2003

TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.

CERTIFIED PUBLIC ACCOUNTANTS & BUSINESS ADVISORS

AN INDEPENDENTLY OWNED MEMBER OF THE RSM MCGLADREY NETWORK

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

UNIVERSAL TANNING VENTURES, INC. AND SUBSIDIARY:

We have audited the accompanying consolidated balance sheet of UNIVERSAL TANNING VENTURES, INC. and Subsidiary as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UNIVERSAL TANNING VENTURES, INC. and Subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred net losses and negative cash flows from operations since inception. These factors, and the need for additional financing in order for the Company to meet its business plans, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Tedder, James, Worden & Associates, P.A.

Orlando, Florida

February 18, 2005

UNIVERSAL TANNING VENTURES, INC.

AND SUBSIDIARY

Consolidated Balance Sheet

December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$11,462
Inventories	3,202

Total current assets	14,664

Property and equipment, net	60,386

Total assets	$75,050

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,763
Accrued expenses	4,986
Deferred revenue	7,347
Loan from stockholder	3,500

Total current liabilities	48,596

Commitments and contingencies (Note 7)

Stockholders’ equity
Common stock, $0.0001 par value, 10,000,000 shares authorized, 7,565,000 shares issued and outstanding	757
Additional paid-in capital	554,694
Accumulated deficit	(528,997)

Total stockholders’ equity	26,454

Total liabilities and stockholders’ equity	$75,050

See accompanying notes to consolidated financial statements.

UNIVERSAL TANNING VENTURES, INC.

AND SUBSIDIARY

Consolidated Statements of Operations

For the years ended December 31, 2004 and 2004

	2004	2003
Revenue:
Tanning services	$128,184	$126,155
Product sales, net of returns and allowances	18,525	19,991

Total revenue	146,709	146,146

Cost of revenue:
Tanning services	92,083	100,809
Product sales	6,514	14,140

Total cost of revenue	98,597	114,949

Gross profit	48,112	31,197
Selling, general and administrative expenses	109,847	142,091

Loss from operations	(61,735)	(110,894)
Non-operating income (expense), net	(28)	52

Net loss	$(61,763)	$(110,842)

Weighted average common shares outstanding	7,565,000	7,518,877

Basic and diluted loss per share	$(0.01)	$(0.01)

See accompanying notes to consolidated financial statements.

UNIVERSAL TANNING VENTURES, INC.

AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

For the Years ended December 31, 2004 and 2003

	Common Stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Par Value
Balances at December 31, 2002	7,500,000	$750	$562,250	$(356,392)	$206,608

Issuance of common stock for cash, net of issuance costs	65,000	7	(7,556)	—	(7,549)
Net loss	—	—	—	(110,842)	(110,842)

Balances at December 31, 2003	7,565,000	$757	$554,694	$(467,234)	$88,217

Net loss	—	—	—	(61,763)	(61,763)

Balances at December 31, 2004	7,565,000	$757	$554,694	$(528,997)	$26,454

See accompanying notes to consolidated financial statements.

UNIVERSAL TANNING VENTURES, INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years ended December 31, 2004 and 2003

	2004	2003
Cash flows from operating activities:
Net loss	$(61,763)	$(110,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,873	23,432
(Increase) decrease in assets:
Inventories	(39)	5,092
Prepaid consulting fees	—	33,333
Other current assets	—	276
Increase (decrease) in liabilities:
Accounts payable	17,890	1,799
Accrued expenses	81	4,905
Deferred revenue	(6,289)	3,238

Net cash used in operating activities:	(29,247)	(38,767)

Cash flows from investing activities:
Purchase of property and equipment	(3,423)	(4,293)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	65,000
Proceeds from loan from stockholder	3,500	—
Deferred offering costs	—	(24,456)
Capital lease obligation repayments	—	(1,990)

Net cash provided by financing activities:	3,500	38,554

Net decrease in cash and cash equivalents	(29,170)	(4,506)

Cash and cash equivalents, beginning of period	40,632	45,138

Cash and cash equivalents, end of period	$11,462	$40,632

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$49	$12

See accompanying notes to consolidated financial statements.

UNIVERSAL TANNING VENTURES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004

NOTE 1 – ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

Reporting Entity. Universal Tanning Ventures, Inc. and Subsidiary (“Universal” or the “Company”) were incorporated in the State of Delaware on January 4, 2002 and January 24, 2002, respectively. The Company is in the business of providing tanning services from one location, located in Altamonte Springs, Florida.

Principles of Consolidation. The Company’s consolidated financial statements for the years ended December 31, 2004 and 2003, includes the accounts of its wholly owned subsidiary UT Holdings, Inc., a Delaware corporation. All intercompany balances and transactions have been eliminated.

NOTE 2 – BASIS OF PRESENTATION

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since January 4, 2002 (date of inception), which losses have caused an accumulated deficit of approximately $529,000 as of December 31, 2004. In addition, the Company has consumed cash in its operating activities of approximately $29,200 and $38,800 for the years ended December 31, 2004 and 2003, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed. The Company evaluates its long-lived assets for financial impairment as events or changes in circumstances indicate that the carrying value of a long-lived asset may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against their estimated undiscounted future cash flows (undiscounted and without interest charges). If such evaluations indicate that the future cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

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

Basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. In calculating diluted loss per share, the Company had no common stock equivalent shares as of December 31, 2004 and 2003. However, if the Company had such common stock equivalents, they would be considered anti-dilutive due to there being losses, and therefore, basic and diluted loss per share are the same.

Advertising. Advertising consists primarily of yellow-page and magazine advertisements. All costs are expensed as incurred. Advertising expense totaled approximately $8,700 and $11,700 for the years ended December 31, 2004 and 2003, respectively.

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

Recent Accounting Pronouncements. In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment,” which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. The new statement will be effective for public entities in periods beginning after June 15, 2005. We have not yet completed our analysis of the impact of adopting FASB Statement No. 123R and therefore we are currently unable to quantify its effect on our results of operations. The adoption of this new statement will have no effect until share based compensation is issued by the Company.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, their estimated useful lives, and related accumulated depreciation are summarized as follows:

	Range of lives in years	December 31, 2004
Tanning equipment	1-7	$87,179
Office furniture and fixtures	5 – 7	1,060
Leasehold improvements	5	33,812

		122,051
Less accumulated depreciation		(61,665)

Total property and equipment		$60,386

UNIVERSAL TANNING VENTURES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 5 – STOCKHOLDERS’ EQUITY

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

NOTE 6 - INCOME TAXES

At December 31, 2004, the Company had net operating loss carryforwards for income tax purposes of approximately $531,000 available as offsets against future taxable income. The net operating loss carryforwards are expected to expire through 2024.

The tax effects of the primary temporary differences giving rise to the Company’s deferred tax assets and liabilities are as follows for the year ended December 31, 2004 and 2003:

	2004	2003
Deferred tax assets:
Net operating loss	$200,000	$175,000
Capital lease obligation, payments treated as rent for tax return and capitalized and depreciated for financial reporting purposes	—	800
Revenue on tanning packages recognized for tax return and deferred for financial reporting	3,000	1,200

Total deferred tax assets

Deferred tax liabilities:	203,000	177,000
Difference between book and tax depreciation	11,000	8,000

Net deferred tax assets	192,000	169,000
Less valuation allowance	(192,000)	(169,000)

Net deferred tax asset	$—	$—

UNIVERSAL TANNING VENTURES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 7 - OPERATING LEASES

The Company has committed to a non-cancelable operating lease on operating facilities which expires February 28, 2007. The following is a schedule of future minimum rental commitments, by year and in the aggregate, to be paid under this non-cancelable operating lease.

For the year ended December 31,
2005	$45,133
2006	46,487
2007	7,786

Total	$99,406

Total lease expense amounted to approximately $43,600 and $42,300 for the years ended December 31, 2004 and 2003, respectively.

NOTE 8 - EMPLOYMENT AGREEMENT

On February 28, 2002, the Company entered into a two-year employment agreement with its chief executive officer. The agreement provided for a base salary of $2,500 per month. Our employment agreement with Mr. Woods expired in February 2004. The Company intends to prepare a new employment agreement for Mr. Woods and present it for stockholder approval at the 2004 annual stockholder meeting.