Form 10QSB
period 2005-03-31
UNIVERSAL TANNING VENTURES INC
filed 2005-05-23
CIK 1207029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of May 9, 2005 was 7,565,000 and there were 165 stockholders of record.

Transitional Small Business Issuer Format:    ☐  YES    ☒  NO

UNIVERSAL TANNING VENTURES, INC.

FORM 10-QSB

Universal Tanning Ventures, Inc.

And Subsidiary

Consolidated Balance Sheet

March 31, 2005
(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,206
Inventories	3,086

Total current assets	14,292

Property and equipment, net	57,087

Total assets	$71,379

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$43,809
Accrued expenses	4,234
Loan from stockholder	7,000
Deferred revenue	5,778

Total current liabilities	60,821

Stockholders’ equity
Common stock, $0.0001 par value, 10,000,000 shares authorized, 7,565,000 shares issued and outstanding	757
Additional paid-in capital	554,694
Accumulated deficit	(544,893)

Total stockholders’ equity	10,558

Total liabilities and stockholders’ equity	$71,379

See accompanying notes to unaudited consolidated financial statements.

Universal Tanning Ventures, Inc.

And Subsidiary

Consolidated Statements of Operations

	Three months ended March 31,
	2005	2004
	(unaudited)	(unaudited)
Revenue:
Tanning services	$36,111	$35,615
Product sales, net of returns and allowances	4,978	6,274

Total revenue	41,089	41,889

Cost of revenue:
Tanning services	24,351	22,650
Product sales	1,774	2,570

Total cost of revenue	26,125	25,220

Gross profit	14,964	16,669

Selling, general and administrative expenses	30,830	36,501

Loss from operations	(15,866)	(19,832)

Non-operating income (expense), net	(30)	5

Net loss	$(15,896)	$(19,827)

Weighted average common shares outstanding	7,565,000	7,500,000

Basic and diluted loss per share	$(0.00)	$(0.00)

See accompanying notes to unaudited consolidated financial statements.

Universal Tanning Ventures, Inc.

And Subsidiary

Consolidated Statements of Cash Flows

	Three months ended March 31,
	2005	2004
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(15,896)	$(19,827)
Adjustments to reconcile net loss to cash provided by (used in) operations:
Depreciation and amortization	6,280	5,753
(Increase) decrease in assets:
Inventories	116	15
Other current assets	—	(600)
Increase (decrease) in liabilities:
Accounts payable	11,046	8,326
Accrued expenses	(752)	(1,810)
Deferred revenue	(1,569)	(575)

Net cash used in operating activities:	(775)	(8,718)

Cash flows from investing activities:
Purchase of property and equipment	(2,981)	—

Net cash used in investing activities:	(2,981)	—

Cash flows from financing activities:
Loan from stockholder	3,500	—

Net cash provided by financing activities:	3,500	—

Net decrease in cash and cash equivalents	(256)	(8,718)

Cash and cash equivalents, beginning of period	11,462	40,632

Cash and cash equivalents, end of period	$11,206	$31,914

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$30	$—

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TANNING VENTURES, INC.

AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2005

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared by Universal Tanning Ventures, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. Interim results are not necessarily indicative of the results that may be expected for the year. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis or plan of operation, for the year ended December 31, 2004, contained in the Company’s December 31, 2004 Annual Report on Form 10-KSB.

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since January 4, 2002 (date of inception), which losses have caused an accumulated deficit of approximately $544,900 as of March 31, 2005. In addition, the Company has consumed cash in its operating activities of approximately $29,200 and $38,800 for the years ended December 31, 2004 and 2003, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. In calculating diluted loss per share, the Company had no common stock equivalent shares as of March 31, 2005 or 2004. However, if the Company had such common stock equivalents, they would be considered anti-dilutive due to there being losses, and therefore, basic and diluted loss per share are the same.

Note 2 – Employment Agreement

On February 28, 2002, the Company entered into a two-year employment agreement with its chief executive officer. The agreement provides for a base salary of $2,500 per month. Our employment agreement with Mr. Woods expired in February 2004 and has been extended on a month-to-month basis at a base salary of $3,500 per month.

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

Overview

We own and operate a single indoor tanning salon business that offers a full range of indoor tanning products and services to our customers. The revenue from this single salon accounts for 100% of our total revenues. Revenues for the three month period ended March 31, 2005 was approximately $41,100.

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

Plan of Operation

The Company continues to operate with very limited capital. Since the closing of our initial public offering in September of 2003, we have been unable to locate a consistent source of additional financing for use in our operational or expansion plans. Additionally, we have also been unsuccessful in convincing owners of other tanning salons to sell their businesses to us solely in exchange for our securities. In the absence of additional financing and tanning salon owners who are willing to sell their businesses in exchange only for our securities, we will continue to be unable to pursue our expansion plan.

We also recognize that the operation of a single tanning salon in the form of a public company is highly inefficient. In an effort to protect our stockholders, we intend not only to continue to search for an appropriate source of additional financing, but to re-evaluate our business and expansion plans to include an evaluation of other lines of business, both in the tanning industry and other industries. Until we complete the re-evaluation of our business plan, we intend to focus our available capital resources on the operation of our single tanning salon.

Additional Risks Facing our Business

Since completing our public offering in September of 2003 we have been unable to identify additional sources of capital or to acquire new tanning businesses solely in exchange for our securities. We are re-evaluating our business plan to try to find other ways of growing our business and expanding beyond the single tanning salon location we currently own and operate, as well as opportunities that may exist both inside and outside the tanning industry. There are no guarantees that we will be successful in retooling our business plan to find alternative methods to grow our business. If we are unsuccessful in retooling our business plans, our business prospects for the future and financial viability will be materially adversely affected.

Comparison of Three Months Ended March 31, 2005 and March 31, 2004.

CONSOLIDATED FINANCIAL INFORMATION

	Three Months Ended March 31,
	2005	2004
Total revenue	$41,100	$41,900
Total cost of revenue	26,100	25,200
Selling, general and administrative expenses	30,800	36,500
Net loss	(15,900)	(19,800)

Comparison of Three Months Ended March 31, 2005 and March 31, 2004.

Net Sales. Net sales of tanning services for the three months ended March 31, 2005 and 2004 increased by $500 (or 1%) to $36,100 from $35,600, respectively. Net sales of tanning products for the three months ended March 31, 2005 and 2004 decreased by approximately $1,300 (or 21%) to $5,000 from $6,300 for the same period in 2004. This decrease was the result of a consumer preference to select lower priced products during the period.

Cost of Revenue. Our cost of revenue for the three months ended March 31, 2004 increased by approximately $900 (or 4%) to $26,100 from $25,200 for the same time period in 2004.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2005 decreased $5,700 (or 16%) to $30,800 from $36,500 for the same period in 2004. The decrease was primarily attributable to a $5,500 decrease in administrative wages paid by us as compared to the same period in 2004.

Non-operating Income (Expense), Net. Non-operating income (expense), net decreased by $35 to $(30) for the three months ended March 30, 2005 from $5 for the same period in 2004.

Net Loss. Net loss for the three months ended March 31, 2005 was approximately $15,900 compared to $19,800 for 2004. The increase in our net loss was due to the reasons described herein above.

Liquidity and Capital Resources

Net cash used in operating activities totaled approximately $775 during the three months ended March 31, 2005, compared to net used in operating activities of approximately $8,700 for the same period in 2004.

Cash used in investing activities totaled approximately $3,000 and $0 during the three months ended March 31, 2005 and 2004, respectively. Capital expenditures in 2005 were primarily comprised of the purchasing of lamps for current equipment in our single tanning salon. Net cash used in investing activities is largely attributable to capital expenditures for tanning equipment to maintain our current equipment. We have no material commitments for capital expenditures. However, we will continue to need computer and office equipment if our expansion plans are implemented.

Net cash provided by financing activities totaled approximately $3,500 and $0 during the three months ended March 31, 2005 and 2004, respectively. During the three months ended March 31, 2005, financing activities consisted of proceeds from a loan from one of our stockholders.

At March 31, 2005 we had cash balances in the amount of approximately $11,200. Our principal source of funds has been cash generated from financing activities. In 2002, we received offering proceeds of $562,500 (net of $62,500 of offering expenses) in a private placement, which were primarily used in the purchase of Altamonte Tan along with costs associated with our current public offering. On May 13, 2003, the SEC declared effective our registration statement on Form SB-2, wherein we registered for sale 1,000,000 shares of our common stock at an offer price of $1.00 per share. We offered the securities on a “best efforts” basis and no minimum amount of shares is required to be sold. We sold a total of 65,000 shares in this offering for total gross proceeds of $65,000.

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

Looking forward at our business prospects for the future, we have no way of knowing if scientific research will find new or increased health risks to indoor tanning. If such new or increased health risks are discovered, or if media reports create concern or uncertainty in the public’s perception of the health risks associated with indoor tanning, our existing customers would likely decide to reduce or eliminate their use of our products and services. New customers would similarly be discouraged from patronizing our business. The resulting reduction in revenue would have a material adverse effect on our business and financial conditions.

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

Net operating loss carryforwards. We have not recognized the benefit in our financial statements with respect to the approximately $544,900 net operating loss carryforward for federal income tax purposes as of March 31, 2005. This benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carryforward or that the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation as a result of capital transactions occurring in 2002 or otherwise, we may be liable for back taxes, interest and, possibly, penalties prospectively.

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

Special Note Regarding Forward Looking Statements

This report includes “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “should”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be considered “forward looking statements”. We do not guarantee that the transactions and events described in this Report will happen as described or that any positive trends noted in this Report will continue. These types of statements are generally located in the section entitled “Management’s Discussion and Analysis or Plan of Operation,” but may be found elsewhere in this Report as well. Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those presently anticipated. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. You should understand that many important factors, in addition to those discussed elsewhere in this Report, and could cause our results to differ materially from those expressed in the forward-looking statements. These factors include, without limitation, the rapidly changing industry and regulatory environment, our limited operating history, our ability to implement our growth strategy, our ability to integrate acquired companies and their assets and personnel into our business, our fixed obligations, our dependence on new capital to fund our growth strategy, our ability to attract and retain quality personnel, our competitive environment, perceived health issues associated with tanning generally and tanning booths in particular, economic and other conditions in markets in which we operate, increases in maintenance costs and insurance premiums and cyclical and seasonal fluctuations in our operating results.

A more comprehensive list of such factors and related discussion are set forth in our Annual Report on Form 10-KSB and our other filings made with the SEC from time to time.

ITEM 3 - CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

Date: May 23, 2005

UNIVERSAL TANNING VENTURES, INC.

By:	/s/ GlenWoods
Name:	Glen Woods
Title:	Chief Executive Officer, President and Principal Financial Officer

By:	/s/ Dyron Watford
Name:	Dyron Watford
Title:	Principal Accounting Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.