Form 10QSB
period 2005-06-30
UNIVERSAL TANNING VENTURES INC
filed 2005-08-15
CIK 1207029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of August 9, 2005 was 7,565,000 and there were 165 stockholders of record.

Transitional Small Business Issuer Format:    ☐  YES    ☒  NO

UNIVERSAL TANNING VENTURES, INC.

FORM 10-QSB

Universal Tanning Ventures, Inc.

And Subsidiary

Consolidated Balance Sheet

June 30, 2005
(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,916
Inventories	3,287

Total current assets	17,203

Property and equipment, net	50,506

Total assets	$67,709

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,231
Accrued expenses	7,020
Loan from stockholder	19,500
Deferred revenue	5,953

Total current liabilities	70,704

Stockholders’ equity
Common stock, $0.0001 par value, 10,000,000 shares authorized, 7,565,000 shares issued and outstanding	757
Additional paid-in capital	554,694
Accumulated deficit	(558,446)

Total stockholders’ equity	2,995

Total liabilities and stockholders’ equity	$67,709

See accompanying notes to unaudited consolidated financial statements.

Universal Tanning Ventures, Inc.

And Subsidiary

Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2005 (unaudited)	2004 (unaudited)	2005 (unaudited)	2004 (unaudited)
Revenue:
Tanning services	$33,676	$38,096	$69,787	$73,711
Product sales, net of returns and allowances	4,292	5,731	9,270	12,005

Total revenue	37,968	43,827	79,057	85,716

Cost of revenue:
Tanning services	24,935	24,866	49,286	47,516
Product sales	2,120	1,668	3,894	4,238

Total cost of revenue	27,055	26,534	53,180	51,754

Gross profit	10,913	17,293	25,877	33,962

Selling, general and administrative expenses	24,464	26,078	55,294	62,579

Loss from operations	(13,551)	(8,785)	(29,417)	(28,617)

Non-operating income (expense), net	(2)	(28)	(32)	(23)

Net loss	$(13,553)	$(8,813)	$(29,449)	$(28,640)

Weighted average common shares outstanding	7,565,000	7,565,000	7,565,000	7,565,000

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to unaudited consolidated financial statements.

Universal Tanning Ventures, Inc.

And Subsidiary

Consolidated Statements of Cash Flows

	Six months ended June 30,
	2005 (unaudited)	2004 (unaudited)
Operating activities:

Net loss	$(29,449)	$(28,640)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	12,861	10,597
(Increase) decrease in assets:
Inventories	(85)	254
Other current assets	—	(400)
Increase (decrease) in liabilities:
Accounts payable	5,468	7,789
Accrued expenses	2,034	(3,563)
Deferred revenue	(1,394)	(5,018)

Net cash used in operating activities:	(10,565)	(18,981)

Cash flows from investing activities:
Purchase of property and equipment	(2,982)	—

Net cash used in investing activities:	(2,982)	—

Cash flows from financing activities:
Loan from stockholder	16,000	—

Net cash provided by financing activities:	16,000	—

Net increase (decrease) in cash and cash equivalents	2,454	(18,981)

Cash and cash equivalents, beginning of period	11,462	40,632

Cash and cash equivalents, end of period	$13,916	$21,651

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$32	$28

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TANNING VENTURES, INC.

AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2005

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

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since January 4, 2002 (date of inception), which losses have caused an accumulated deficit of approximately $558,400 as of June 30, 2005. In addition, the Company has consumed cash in its operating activities of approximately $29,200 and $38,800 for the years ended December 31, 2004 and 2003, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. In calculating diluted loss per share, the Company had no common stock equivalent shares as of June 30, 2005 or 2004. However, if the Company had such common stock equivalents, they would be considered anti-dilutive due to there being losses, and therefore, basic and diluted loss per share are the same.

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

Overview

We own and operate a single indoor tanning salon business that offers a full range of indoor tanning products and services to our customers. The revenue from this single salon accounts for 100% of our total revenues. Revenues for the three and six month periods ended June 30, 2005 was approximately $38,000 and $79,000, respectively.

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

Comparison of Three Months and Six Months Ended June 30, 2005 and June 30, 2004.

CONSOLIDATED FINANCIAL INFORMATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total revenue	$38,000	$43,800	$79,100	$85,700
Total cost of revenue	27,100	26,500	53,200	51,800
Selling, general and administrative expenses	24,500	26,100	55,300	62,600
Net loss	(13,600)	(8,800)	(29,400)	(28,600)

Comparison of Three Months Ended June 30, 2005 and June 30, 2004.

Net Sales. Net sales of tanning services for the three months ended June 30, 2005 decreased by approximately $4,400 (or 12%) to $33,700 from $38,100 for the same period in 2004. This decrease was the result of the decreased advertising expenditures in late 2004. Net sales of tanning products for the three months ended June 30, 2005 decreased by approximately $1,400 (or 25%) to $4,300 from $5,700 for the same period in 2004. This decrease was the result of a consumer preference to select lower priced products during the period.

Cost of Revenue. Our cost of revenue for the three months ended June 30, 2005 increased by approximately $500 (or 2%) to $27,100 from $26,500 for the same time period in 2004. This was due to a increase in leasing expenses during 2005.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 30, 2005 decreased $1,600 (or 6%) to $24,500 from $26,100 for the same period in 2004. The decrease was primarily attributable to a decrease in professional fees as compared to the same period in 2004.

Non-operating Income (Expense), Net. Non-operating income (expense), net decreased by $26 to $(2) for the three months ended June 30, 2004 from $(28) for the same period in 2004.

Net Loss. Net loss for the three months ended June 30, 2005 was approximately $13,600 compared to $8,800 for 2004. The increase in our net loss was due to the reasons described herein above.

Comparison of Six Months Ended June 30, 2005 and June 30, 2004.

Net Sales. Net sales of tanning services for the six months ended June 30, 2005 decreased by approximately $3,900 (or 5%) to $69,800 from $73,700 for the same period in 2004. This decrease was the result of decreased advertising expenditures in late 2004. Net sales of tanning products for the six months ended June 30, 2005 decreased by approximately $2,700 (or 23%) to $9,300 from $12,000 for the same period in 2004.

Cost of Revenue. Our cost of revenue for the six months ended June 30, 2005 increased by approximately $1,400 (or 3%) to $53,200 from $51,800 for the same time period in 2004. This was due to a increase in leasing expenses during 2005.

Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 30, 2005 decreased $7,300 (or 12%) to $55,300 from $62,600 for the same period in 2003. The decrease was primarily attributable to a decrease in professional fees as compared to the same period in 2004.

Non-operating Income (Expense), Net. Non-operating income (expense), net increased by $9, to $(32) for the six months ended June 30, 2005 from $(23) for the same period in 2004.

Net Loss. Net loss for the six months ended June 30, 2005 was approximately $29,400 compared to $28,600 for 2004. The decrease in our net loss was due to the reasons described herein above.

Liquidity and Capital Resources

Net cash used in operating activities totaled approximately $10,600 during the six months ended June 30, 2005, compared to net used in operating activities of approximately $19,000 for the same period in 2004.

Cash used in investing activities totaled approximately $3,000 and $0 during the six months ended June 30, 2005 and 2004, respectively. Capital expenditures in 2005 were primarily comprised of the purchasing of lamps for current equipment in our single tanning salon. Net cash used in investing activities is largely attributable to capital expenditures for tanning equipment to maintain our current equipment. We have no material commitments for capital expenditures. However, we will continue to need computer and office equipment if our expansion plans are implemented.

Net cash provided by financing activities totaled approximately $16,000 and $0 during the six months ended June 30, 2005 and 2004, respectively. During the six months ended June 30, 2005, financing activities consisted of proceeds from a loan from one of our stockholders.

At June 30, 2005 we had cash balances in the amount of approximately $13,900. Our principal source of funds has been cash generated from financing activities. In 2002, we received offering proceeds of $562,500 (net of $62,500 of offering expenses) in a private placement, which were primarily used in the purchase of Altamonte Tan along with costs associated with our current public offering. On May 13, 2003, the SEC declared effective our registration statement on Form SB-2, wherein we registered for sale 1,000,000 shares of our common stock at an offer price of $1.00 per share. We offered the securities on a “best efforts” basis and no minimum amount of shares is required to be sold. We sold a total of 65,000 shares in this offering for total gross proceeds of $65,000.

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

Net operating loss carryforwards. We have not recognized the benefit in our financial statements with respect to the approximately $558,400 net operating loss carryforward for federal income tax purposes as of June 30, 2005. This benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carryforward or that the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation as a result of capital transactions occurring in 2002 or otherwise, we may be liable for back taxes, interest and, possibly, penalties prospectively.

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

ITEM 3 - CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

Date: August 14, 2005

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