Form 10QSB
period 2005-09-30
UNIVERSAL TANNING VENTURES INC
filed 2005-11-14
CIK 1207029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of November 9, 2005 was 7,565,000 and there were 165 stockholders of record.

Transitional Small Business Issuer Format:    ☐  YES    ☒  NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☒  YES    ☐  NO

UNIVERSAL TANNING VENTURES, INC.

FORM 10-QSB

Universal Tanning Ventures, Inc.

And Subsidiary

Consolidated Balance Sheet

September 30, 2005
(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,524
Inventories	3,082

Total current assets	5,606

Property and equipment, net	44,719

Total assets	$50,325

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$42,230
Accrued expenses	3,250
Loan from stockholder	19,500
Deferred revenue	6,453

Total current liabilities	71,433

Stockholders’ deficit:
Common stock, $0.0001 par value, 10,000,000 shares authorized, 7,565,000 shares issued and outstanding	757
Additional paid-in capital	554,694
Accumulated deficit	(576,559)

Total stockholders’ deficit	(21,108)

Total liabilities and stockholders’ deficit	$50,325

See accompanying notes to unaudited consolidated financial statements.

Universal Tanning Ventures, Inc.

And Subsidiary

Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2005 (unaudited)	2004 (unaudited)	2005 (unaudited)	2004 (unaudited)
Revenue:
Tanning services	$27,871	$26,658	$97,658	$100,369
Product sales, net of returns and allowances	3,307	3,678	12,577	15,683

Total revenue	31,178	30,336	110,235	116,052

Cost of revenue:
Tanning services	24,287	22,613	73,573	70,129
Product sales	1,363	1,261	5,257	5,499

Total cost of revenue	25,650	23,874	78,830	75,628

Gross profit	5,528	6,462	31,405	40,424

Selling, general and administrative expenses	23,557	26,831	78,851	89,410

Loss from operations	(18,029)	(20,369)	(47,446)	(48,986)

Non-operating expense, net	(84)	(20)	(116)	(43)

Net loss	$(18,113)	$(20,389)	$(47,562)	$(49,029)

Weighted average common shares outstanding	7,565,000	7,565,000	7,565,000	7,565,000

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

See accompanying notes to unaudited consolidated financial statements.

Universal Tanning Ventures, Inc.

And Subsidiary

Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2005 (unaudited)	2004 (unaudited)
Operating activities:

Net loss	$(47,562)	$(49,029)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	18,649	15,459
(Increase) decrease in assets:
Inventories	120	71
Other current assets	—	(200)
Increase (decrease) in liabilities:
Accounts payable	9,467	15,711
Accrued expenses	(1,736)	(3,554)
Deferred revenue	(894)	(4,941)

Net cash used in operating activities	(21,956)	(26,483)

Cash flows from investing activities:
Purchase of property and equipment	(2,982)	(3,423)

Net cash used in investing activities	(2,982)	(3,423)

Cash flows from financing activities:
Loan from stockholder	16,000	—

Net cash provided by financing activities	16,000	—

Net decrease in cash and cash equivalents	(8,938)	(29,906)

Cash and cash equivalents, beginning of period	11,462	40,632

Cash and cash equivalents, end of period	$2,524	$10,726

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$116	$20

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TANNING VENTURES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

September 30, 2005

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared by Universal Tanning Ventures, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. Interim results are not necessarily indicative of the results that may be expected for the year. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operation, for the year ended December 31, 2004, contained in the Company’s December 31, 2004 Annual Report on Form 10-KSB.

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since January 4, 2002 (date of inception), which losses have caused an accumulated deficit of approximately $576,600 as of September 30, 2005. In addition, the Company has consumed cash in its operating activities of approximately $29,200 and $38,800 for the years ended December 31, 2004 and 2003, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 1 - Summary of Significant Accounting Policies, Continued

Loss per Share. The Company utilizes Financial Accounting Standards Board Statement No. 128, “Earnings Per Share.” Statement No. 128 requires the presentation of basic and diluted loss per share on the face of the statement of operations.

Basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. In calculating diluted loss per share, the Company had no common stock equivalent shares as of September 30, 2005 or 2004. However, if the Company had such common stock equivalents, they would be considered anti-dilutive due to there being losses, and therefore, basic and diluted loss per share are the same.

Note 2 – Employment Agreement

On February 28, 2002, the Company entered into a two-year employment agreement with its chief executive officer. The agreement provided for a base salary of $2,500 per month. Our employment agreement with Mr. Woods expired in February 2004 and has been extended on a month-to-month basis at a base salary of $3,500 per month.

Note 3 – Loan from Stockholder

Dyron Watford, a Director of the Company, has advanced $19,500 to the Company for purposes of meeting general and administrative expenses. There is no guarantee that Mr. Watford will continue to advance funds to the Company. The loan bears no interest and is payable upon demand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Overview

We own and operate a single indoor tanning salon business that offers a full range of indoor tanning products and services to our customers. The revenue from this single salon accounts for 100% of our total revenues. Revenues for the three and nine month periods ended September 30, 2005 was approximately $27,900 and $97,700, respectively.

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

Approximately 90% of our products are lotions; the remaining 10% consist of stickers, drinks, sunglasses and protective eyewear. We carry approximately 80-100 different lotion products ranging from sample packets to premier lotion products. Prices range on our lotion products from $4 for sample products to $55 for premier lotion products.

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

CONSOLIDATED FINANCIAL INFORMATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Total revenue	$31,200	$30,300	$110,200	$116,100
Total cost of revenue	25,700	23,900	78,800	75,600
Selling, general and administrative expenses	23,600	26,800	78,900	89,400
Net loss	(18,100)	(20,400)	(47,600)	(49,000)

Comparison of Three Months Ended September 30, 2005 and September 30, 2004.

Net Sales. Net sales of tanning services for the three months ended September 30, 2005 increased by approximately $1,200 (or 5%) to $27,900 from $26,700 for the same period in 2004. Net sales of tanning products for the three months ended September 30, 2005 decreased by approximately $400 (or 10%) to $3,300 from $3,700 for the same period in 2004. This decrease was the result of a consumer preference to select lower priced products during the period.

Cost of Revenue. Our cost of revenue for the three months ended September 30, 2005 increased by approximately $1,800 (or 7%) to $25,700 from $23,900 for the same time period in 2004. This was due to a increase in products, wages and leasing expenses during 2005.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 30, 2005 decreased $3,200 (or 12%) to $23,600 from $26,800 for the same period in 2004. The decrease was primarily attributable to a decrease in legal fees as compared to the same period in 2004.

Non-operating Income (Expense), Net. Non-operating income (expense), net increased by $64 to $(84) for the three months ended September 30, 2004 from $(20) for the same period in 2004.

Net Loss. Net loss for the three months ended September 30, 2005 was approximately $18,100 compared to $20,400 for 2004. The increase in our net loss was due to the reasons described herein above.

Comparison of Nine Months Ended September 30, 2005 and September 30, 2004.

Net Sales. Net sales of tanning services for the nine months ended September 30, 2005 decreased by approximately $2,700 (or 3%) to $97,700 from $100,400 for the same period in 2004. Net sales of tanning products for the nine months ended September 30, 2005 decreased by approximately $3,100 (or 20%) to $12,600 from $15,700 for the same period in 2004.

Cost of Revenue. Our cost of revenue for the nine months ended September 30, 2005 increased by approximately $3,200 (or 4%) to $78,800 from $75,600 for the same time period in 2004. This was due to a increase in products, wages and leasing expenses during 2005.

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 30, 2005 decreased $10,500 (or 12%) to $78,900 from $89,400 for the same period in 2004. The decrease was primarily attributable to a decrease in professional fees as compared to the same period in 2005.

Non-operating Income (Expense), Net. Non-operating income (expense), net increased by $73, to $(116) for the nine months ended September 30, 2005 from $(43) for the same period in 2004.

Net Loss. Net loss for the nine months ended September 30, 2005 was approximately $47,600 compared to $49,000 for 2004. The decrease in our net loss was due to the reasons described herein above.

Liquidity and Capital Resources

Net cash used in operating activities totaled approximately $22,000 during the nine months ended September 30, 2005, compared to net cash used in operating activities of approximately $26,500 for the same period in 2004.

Cash used in investing activities totaled approximately $3,000 and $3,400 during the nine months ended September 30, 2005 and 2004, respectively. Capital expenditures in 2005 were primarily comprised of the purchasing of lamps for current equipment in our single tanning salon. Net cash used in investing activities is largely attributable to capital expenditures for tanning equipment to maintain our current equipment. We have no material commitments for capital expenditures. However, we will continue to need computer and office equipment if our expansion plans are implemented.

Net cash provided by financing activities totaled approximately $16,000 and $0 during the nine months ended September 30, 2005 and 2004, respectively. During the nine months ended September 30, 2005, financing activities consisted of proceeds from a loan from one of our stockholders.

At September 30, 2005 we had cash balances in the amount of approximately $2,500. Our principal source of funds has been cash generated from financing activities. In 2002, we received offering proceeds of $562,500 (net of $62,500 of offering expenses) in a private placement, which were primarily used in the purchase of Altamonte Tan along with costs associated with our current public offering. On May 13, 2003, the SEC declared effective our registration statement on Form SB-2, wherein we registered for sale 1,000,000 shares of our common stock at an offer price of $1.00 per share. We offered the securities on a “best efforts” basis and no minimum amount of shares is required to be sold. We sold a total of 65,000 shares in this offering for total gross proceeds of $65,000.

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

Revenue recognition. All of our revenue is generated through the delivery of tanning services and the tanning product sales. Revenue is recognized when products are purchased. When individual tans and upgrades are purchased, revenue is recognized when the service (or tan) is provided. If the customer buys a tanning package or term membership that contains multiple tanning sessions, the revenue is recognized on a straight-line basis as the tanning service is provided. We account for the total number of tans yet to be provided in the deferred revenue account in the current liability section of the balance sheet. Tanning packages purchased after March 1, 2002 have an expiration date of 12 months after the purchased date. Our experience is that most customers use their tanning package prior to expiration and that as we build our customer base, the balance of the deferred revenue account does not fluctuate that much due to the renewing or repurchasing of tanning packages by our customers.

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

Net operating loss carryforwards. We have not recognized the benefit in our financial statements with respect to the approximately $576,600 net operating loss carryforward for federal income tax purposes as of September 30, 2005. This benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carryforward or that the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation as a result of capital transactions occurring in 2002 or otherwise, we may be liable for back taxes, interest and, possibly, penalties prospectively.

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

ITEM 3 - CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

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

Date: November 14, 2005

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