Form 10KSB
period 2005-12-31
UNIVERSAL TANNING VENTURES INC
filed 2006-03-31
CIK 1207029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Issuer’s revenues for its most recent fiscal year were $140,900.

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of March 5, 2006 was 7,565,000 and there were 156 stockholders of record.

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

Our Chief Executive Officer, Glen Woods, the founder and president of Altamonte Tan, Inc. has five years experience in the operation of indoor tanning facilities. Our employment agreement with Mr. Woods to serve as our Chief Executive Officer expired in February 2004 and has been extended on a month-to-month basis at a base salary of $3,500 per month.

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

The demographics of the average indoor tanner have remained fairly constant over the industry’s more than 30-year history. The majority of those who tan continue to be in the 16 - 49 age groups, 70.7 percent of which are women and 50.4 percent of which are women age 20-39. However, in talking with salon owners, one of the fastest-growing segments of the indoor tanning industry is older tanners over the age of 55. According to surveys, more than 2.5 percent of indoor tanning demographic now consists of tanners over the age of 55.

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

The Company has experienced net losses since January 4, 2002 (date of inception), which losses have caused an accumulated deficit of approximately $600,800 as of December 31, 2005. In addition, the Company has consumed cash in its operating activities of approximately $28,000 and $29,200 for the years ended December 31, 2005 and 2004, respectively. We will require additional funds to sustain and expand our single tanning salon business, and to begin to implement our business plan. Our lack of sufficient financing to implement our business plan, and our expectation to continue operating losses for the foreseeable future raises substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has issued its report, which includes an explanatory paragraph for going concern uncertainty on our financial statements as of December 31, 2005. Our ability to continue as a going concern is heavily dependent upon our ability to obtain additional capital to sustain operations. Currently, we have no commitments to obtain additional capital, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

Risks Related to Our Securities

Our common stock is subject to the “penny stock” rules of the sec and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

ITEM 2. DESCRIPTION OF PROPERTY

We currently operate a single tanning salon. This salon occupies approximately 1,700 square feet of retail space in Altamonte Springs, Florida, and also serves as our executive offices. Our rent for this location is approximately $3,900 per month and our five year lease expires on February 28, 2007. Our personal property consists of computer equipment, 12 tanning beds, furniture and inventory.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding or litigation. In addition, none of our property is the subject of a pending legal proceeding. We are not aware of any legal proceedings against the company or our property contemplated by any governmental authority.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the OTC Bulletin Board under the symbol “UTVN”.

For the periods indicated, the following table sets forth the high and low per share intra-day sales prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Fiscal Year 2005	High ($)	Low ($)
Fourth Quarter	$1.50	$0.15
Third Quarter	$0.28	$0.10
Second Quarter	$0.15	$0.05
First Quarter	$0.05	$0.05

As of March 15, 2006, we had approximately 156 holders of our common stock. The number of record holders includes beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Madison Stock Transfer, Inc., 1688 East 16th Street, Brooklyn, Suite #7, New York 11229.

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

Comparison of the fiscal year ended December 31, 2005 and December 31, 2004.

CONSOLIDATED FINANCIAL INFORMATION

	2005	2004
Net Revenue	$140,900	$146,700
Cost of Revenue	101,900	98,600
Selling, General and Administrative	110,600	109,800
Net Loss	$(71,800)	$(61,800)

Net Revenue. Net revenue from tanning services for the fiscal year ended December 31, 2005 decreased by approximately $2,400 (or 2%) to $125,800 from $128,200 for the same period in 2004. Net revenue from tanning products for the fiscal year ended December 31, 2005 decreased by approximately $3,400 (or 18%) to $15,100 from $18,500 for the same period in 2004. Decreases in net revenue from both tanning services and products are a result of a general decrease in industry demand for tanning products and services. Additionally, the decrease in tanning products is also a result of increased pricing competition from internet companies that offer the same or similar products.

Cost of Revenue. Our cost of revenue for the fiscal year ended December 31, 2005 increased by approximately $3,300 (or 3%) to $101,900 from $98,600 for the same time period in 2004. The increase was a result of an increase in overhead costs, including executive salaries, which a percentage is allocated to cost of revenue.

Selling, General and Administrative. Selling, general and administrative expenses for the fiscal year ended December 31, 2005 increased $800 to $110,600 from $109,800 for the same period in 2004.

Net Loss. Net loss for 2005 was approximately $71,800 compared to $61,800 for 2004. The increase in our net loss was due to the reasons described herein above.

Liquidity and Capital Resources

Net cash used by operating activities totaled approximately $28,000 during the fiscal years ended December 31, 2005, compared to net cash used of approximately $29,200 for the fiscal year ended December 31, 2004. The decrease in cash used in operating activities is a result of cost control measures.

Cash used in investing activities totaled approximately $3,000 and $3,400 during the fiscal years ended December 31, 2005 and 2004, respectively. Capital expenditures in both 2004 and 2005 were primarily comprised of the purchasing of tanning equipment for our single tanning salon. We have no material commitments for capital expenditures. However, we will continue to need computer and office equipment if our expansion plans are implemented.

Net cash provided by financing activities totaled approximately $19,500 and $3,500 during the fiscal years ended December 31, 2005 and 2004, respectively. During both 2004 and 2005, financing activities consisted of proceeds from advances from a certain stockholder.

At December 31, 2005 we had cash balances in the amount of approximately $0. Our principal source of funds has been cash generated from financing activities.

We have been unable to generate significant liquidity or cash flow from our current operations. We frequently change our pricing structure to take into account our clients’ fluctuating cash flows, service and product needs. For example, we may reduce our prices of tanning packages or offer certain advantageous offers during our non-peak months of July through December. We generally experience an increased level of cash flow from operations in the first six months of the calendar year as our clients prepare their tan for the summer. We anticipate that cash flows from operations will be insufficient to fund our business operations for the full year 2006 and that we must continue attempting to raise additional capital to fund our operations and implement our business plan.

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

Net operating loss carryforwards. We have not recognized the benefit in our financial statements with respect to the approximately $592,000 net operating loss carryforward for federal income tax purposes as of December 31, 2005. This benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carryforward or that the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation as a result of capital transactions occurring in 2002 or otherwise, we may be liable for back taxes, interest and, possibly, penalties prospectively.

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

ITEM 7. FINANCIAL STATEMENTS

The financial statements required to be filed hereunder are set forth on pages F-1 through F-9 and are incorporated herein by this reference.

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

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers and directors, their ages as of March 1, 2006, and the positions currently held by each are as follows:

Name	Age	Position
Glen Woods	50	President, Chief Executive Officer, Principal Financial Officer and Director
Dyron M. Watford	30	Principal Accounting Officer and Director

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

Dyron M. Watford, a Certified Public Accountant, was appointed to serve as our Principal Accounting Officer and was elected to serve as a director of the company in November 2002. In May 2001, Mr. Watford was elected and still serves as the sole officer and director of Frontier Educational Systems, Inc., of which he is the founder and sole stockholder. Frontier Educational Systems is a development stage company that intends to provide online tutoring services to the secondary educational market through the use of highly qualified tutors. Since August 2000, Mr. Watford has served as the president, sole stockholder and director of Sirus Capital Corp, Inc., a consulting company providing financial services to existing and emerging private and public companies. From December 1998 to August 2000, Mr. Watford was an auditor for Arthur Andersen, LLP. Mr. Watford obtained a Master of Business Administration degree from the University of Central Florida in December 1998. From 1997 to 1998, Mr. Watford worked at the Certified Public Accounting firm of DeArrigoitia & Company as a staff accountant.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table shows the cash compensation paid by us, as well as certain other compensation paid or accrued, during the period ended December 31, 2005 to our Chief Executive Officer.

Summary Compensation Table

		Annual Compensation
Name and Position	Year	Salary ($)	Other Annual Compensation ($)
Glen Woods, CEO(1)	2005	$42,000	$—
	2004	$32,500
	2003	$30,000

(1)	Mr. Woods employment commenced on February 28, 2002. The amounts reflected in the above table do not include any amounts for perquisites and other personal benefits extended to such executive officer. The aggregate amount of such compensation for such officer is less than 10% of the total annual salary and bonus.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information known to us, as of March 5, 2006, relating to the beneficial ownership of common stock by:

•	each person who is known by us to be the beneficial holder of more than 5% of our outstanding common stock;

•	each of our named executive officers and directors; and

•	our directors and executive officers as a group.

We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, except as noted.

Percentage ownership in the following table is based on 7,565,000 shares of common stock outstanding as of March 5, 2006. A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from the date of this Annual Report upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants or other convertible securities included in that person’s holdings, but not those underlying shares held by any other person.

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

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Tedder, James, Worden & Associates, P.A. as the Company’s independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Tedder, James, Worden & Associates, P.A. in 2005 were approved by the Board of Directors. The following table presents fees for audit services rendered by Tedder, James, Worden & Associates, P.A. for the audit of the Company’s annual financial statements for the years ended December 31, 2005 and December 31, 2004 and fees billed for other services rendered by Tedder, James, Worden & Associates, P.A. during those periods.

	Fiscal 2005	Fiscal 2004
Audit Fees(1)	$25,100	$23,500
Audit-Related Fees(2)	-0-	-0-
Tax Fees(3)	-0-	-0-

Subtotal	$25,100	$23,500

All other Fees(4)	-0-	-0-

Total	$25,100	$23,500

(1)	Audit Fees – Audit fees billed to the Company by Tedder, James, Worden & Associates, P.A. for auditing the Company’s annual financial statements and reviewing the financial statements included in the Company’s Quarterly Reports on Form 10-QSB.
(2)	Audit-Related Fees – There were no other fees billed by during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.
(3)	Tax Fees – There were no tax fees billed during the last two fiscal years for professional services by Tedder, James, Worden & Associates, P.A.
(4)	All Other Fees – There were no other fees billed by during the last two fiscal years for products and services provided.

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

Dated: March 30, 2006

	By:	/S/ Glen Woods
	Name:	Glen Woods
	Title:	President, CEO, Principal Financial Officer and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

UNIVERSAL TANNING VENTURES, INC.

Dated: March 30, 2006

	By:	/S/ Glen Woods
	Name:	Glen Woods
	Title:	President, CEO, Principal Financial Officer and Director

	By:	/S/ Dyron Watford
	Name:	Dyron Watford
	Title:	Principal Accounting Officer and Director

Universal Tanning Ventures, Inc. And Subsidiary

Consolidated Financial Statements

December 31, 2005 and 2004

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of

UNIVERSAL TANNING VENTURES, INC. AND SUBSIDIARY:

We have audited the accompanying consolidated balance sheet of UNIVERSAL TANNING VENTURES, INC. and Subsidiary as of December 31, 2005, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UNIVERSAL TANNING VENTURES, INC. and Subsidiary as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

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

/s/ Tedder, James, Worden & Associates, P.A.

Orlando, Florida
March 2, 2006

UNIVERSAL TANNING VENTURES, INC.

AND SUBSIDIARY

Consolidated Balance Sheet

December 31, 2005

Assets
Current assets:
Inventories	$2,533

Total current assets	2,533

Property and equipment, net	40,707

Total assets	$43,240

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$52,435
Accrued expenses	6,914
Advances from stockholder	23,000
Deferred revenue	6,206

Total current liabilities	88,555

Commitments and contingencies (Note 7)

Stockholders’ deficit:
Common stock, $0.0001 par value, 10,000,000 shares authorized, 7,565,000 shares issued and outstanding	757
Additional paid-in capital	554,694
Accumulated deficit	(600,766)

Total stockholders’ deficit	(45,315)

Total liabilities and stockholders’ deficit	$43,240

See accompanying notes to consolidated financial statements.

UNIVERSAL TANNING VENTURES, INC.

AND SUBSIDIARY

Consolidated Statements of Operations

For the years ended December 31, 2005 and 2004

	2005	2004
Revenue:
Tanning services	$125,796	$128,184
Product sales, net of returns and allowances	15,097	18,525

Total revenue	140,893	146,709

Cost of revenue:
Tanning services	95,429	92,083
Product sales	6,514	6,514

Total cost of revenue	101,943	98,597
Gross profit	38,950	48,112

Selling, general and administrative expenses	110,552	109,847

Loss from operations	(71,602)	(61,735)

Non-operating expense, net	(167)	(28)

Net loss	$(71,769)	$(61,763)

Weighted average common shares outstanding	7,565,000	7,565,000

Basic and diluted loss per share	$(0.01)	$(0.01)

See accompanying notes to consolidated financial statements.

UNIVERSAL TANNING VENTURES, INC.

AND SUBSIDIARY

Consolidated Statements of Stockholders’ Deficit

For the Years ended December 31, 2005 and 2004

	Common Stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Par Value
Balances at December 31, 2003	7,565,000	$757	$554,694	$(467,234)	$88,217

Net loss	—	—	—	(61,763)	(61,763)

Balances at December 31, 2004	7,565,000	$757	$554,694	$(528,997)	$26,454

Net loss	—	—	—	(71,769)	(71,769)

Balances at December 31, 2005	7,565,000	$757	$554,694	$(600,766)	$(45,315)

See accompanying notes to consolidated financial statements.

UNIVERSAL TANNING VENTURES, INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years ended December 31, 2005 and 2004

	2005	2004
Cash flows from operating activities:

Net loss	$(71,769)	$(61,763)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22,660	20,873
(Increase) decrease in assets:
Inventories	669	(39)
Increase (decrease) in liabilities:
Accounts payable	19,672	17,890
Accrued expenses	1,928	81
Deferred revenue	(1,141)	(6,289)

Net cash used in operating activities:	(27,981)	(29,247)

Cash flows from investing activities:
Purchase of property and equipment	(2,981)	(3,423)

Cash flows from financing activities:
Proceeds from advances from stockholder	19,500	3,500

Net decrease in cash	(11,462)	(29,170)

Cash, beginning of period	11,462	40,632

Cash, end of period	$—	$11,462

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$117	$49

See accompanying notes to consolidated financial statements.

UNIVERSAL TANNING VENTURES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005

NOTE 1 – ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

Reporting Entity. Universal Tanning Ventures, Inc. and Subsidiary (“Universal” or the “Company”) were incorporated in the State of Delaware on January 4, 2002 and January 24, 2002, respectively. The Company is in the business of providing tanning services from one location, located in Altamonte Springs, Florida.

Principles of Consolidation. The Company’s consolidated financial statements for the years ended December 31, 2005 and 2004, includes the accounts of its wholly owned subsidiary UT Holdings, Inc., a Delaware corporation. All intercompany balances and transactions have been eliminated.

NOTE 2 – BASIS OF PRESENTATION

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since January 4, 2002 (date of inception), which losses have caused an accumulated deficit of approximately $600,800 as of December 31, 2005. In addition, the Company has consumed cash in its operating activities of approximately $28,000 and $29,200 for the years ended December 31, 2005 and 2004, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management has been able, thus far, to finance the losses, as well as the growth of the business, through a private placement, a public offering and advances from a stockholder. The Company is continuing to seek other sources of financing and attempting to increase revenues within its core business of tanning products. In addition, the Company is exploring alternate ways of generating revenues through partnerships with other businesses. Conversely, the ongoing development and maintenance of its single location is expected to result in operating losses for the foreseeable future. There are no assurances that the Company will be successful in achieving its goals.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed. The Company evaluates its long-lived assets for financial impairment as events or changes in circumstances indicate that the carrying value of a long-lived asset may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against their estimated fair value.

Income Taxes. The Company accounts for income taxes utilizing the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enacted date. In determining the amount of any valuation allowance required to offset deferred tax assets, an assessment is made that includes anticipating future income and determining the likelihood of realizing deferred tax assets.

Loss per Share. The Company utilizes Financial Accounting Standards Board Statement No. 128, “Earnings Per Share.” Statement No. 128 requires the presentation of basic and diluted loss per share on the face of the statement of operations.

Basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. In calculating diluted loss per share, the Company had no common stock equivalent shares as of December 31, 2005 and 2004. However, if the Company had such common stock equivalents, they would be considered anti-dilutive due to there being losses, and therefore, basic and diluted loss per share are the same.

Advertising. Advertising consists primarily of yellow-page and magazine advertisements. All costs are expensed as incurred. Advertising expense totaled approximately $8,500 and $8,700 for the years ended December 31, 2005 and 2004, respectively.

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

Fair Value of Financial Instruments. The carrying amount of accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, their estimated useful lives, and related accumulated depreciation are summarized as follows:

	Range of lives in years	December 31, 2005
Tanning equipment	1-7	$89,525
Office furniture and fixtures	5 – 7	1,060
Leasehold improvements	5	34,447

		125,032
Less accumulated depreciation		(84,325)

Total property and equipment		$40,707

NOTE 5 – ADVANCES FROM STOCKHOLDER

As of December 31, 2005, Dyron Watford, a Director and stockholder of the Company, has advanced $23,000 to the Company for purposes of meeting general and administrative expenses. There is no guarantee that Mr. Watford will continue to advance funds to the Company. The advances are non-interest bearing and are payable upon demand. Mr. Watford has advanced the Company an additional $9,000 during 2006.

UNIVERSAL TANNING VENTURES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 6 - INCOME TAXES

At December 31, 2005, the Company had net operating loss carryforwards for income tax purposes of approximately $592,000 available as offsets against future taxable income. The net operating loss carryforwards are expected to expire through 2025.

The tax effects of the primary temporary differences giving rise to the Company’s deferred tax assets and liabilities are as follows for the year ended December 31, 2005:

2005
Deferred tax assets:
Net operating loss	$223,000
Revenue on tanning packages recognized for tax return and deferred for financial reporting	400

Total deferred tax assets	223,400

Deferred tax liabilities:
Difference between book and tax depreciation	6,300

Net deferred tax assets	217,100
Less valuation allowance	(217,100)

Net deferred tax asset	$—

NOTE 7 - OPERATING LEASE

The Company has committed to a non-cancelable operating lease on its operating facility which expires February 28, 2007. The following is a schedule of future minimum rental commitments, by year and in the aggregate, to be paid under this non-cancelable operating lease.

For the year ended December 31,
2006	46,487
2007	7,786

Total	$54,273

Total lease expense amounted to approximately $45,000 and $43,600 for the years ended December 31, 2005 and 2004, respectively.

NOTE 8 - EMPLOYMENT AGREEMENT

On February 28, 2002, the Company entered into a two-year employment agreement with its chief executive officer, Glen Woods. The agreement provided for a base salary of $2,500 per month. Our employment agreement with Mr. Woods expired in February 2004 and has been extended on a month-to-month basis at a base salary of $3,500 per month.