Form 10QSB
period 2006-03-31
UNIVERSAL TANNING VENTURES INC
filed 2006-05-19
CIK 1207029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number: 000-50284

UNIVERSAL TANNING VENTURES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	80-0025175
( State or other Jurisdiction of Incorporation or Organization)	(IRS Employer I.D. No.)

600 East Altamonte Drive, Unit 1050

Altamonte Springs, Florida 32701

(407) 260-9206

(Address and telephone number of

principal executive offices)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of May 15, 2006 was 9,565,000 and there were 156 stockholders of record.

Transitional Small Business Issuer Format:    ☐  YES    ☒  NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☒  YES    ☐  NO

UNIVERSAL TANNING VENTURES, INC.

FORM 10-QSB

Universal Tanning Ventures, Inc.

And Subsidiary

Consolidated Balance Sheet

March 31, 2006
(unaudited)
Assets
Current assets:
Cash	$5,251
Inventories	2,294

Total current assets	7,545
Property and equipment, net	35,386

Total assets	$42,931

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$55,978
Accrued expenses	9,985
Advances from stockholder	33,589
Deferred revenue	7,366

Total current liabilities	106,918

Stockholders’ deficit:
Common stock, $0.0001 par value, 10,000,000 shares authorized, 7,565,000 shares issued and outstanding	757
Additional paid-in capital	554,694
Accumulated deficit	(619,438)

Total stockholders’ deficit	(63,987)

Total liabilities and stockholders’ deficit	$42,931

See accompanying notes to unaudited consolidated financial statements.

Universal Tanning Ventures, Inc.

And Subsidiary

Consolidated Statements of Operations

	Three months ended March 31,
	2006 (unaudited)	2005 (unaudited)

Revenue:
Tanning services	$29,262	$36,111
Product sales, net of returns and allowances	3,876	4,978

Total revenue	33,138	41,089

Cost of revenue:
Tanning services	20,978	24,351
Product sales	1,273	1,774

Total cost of revenue	22,251	26,125

Gross profit	10,887	14,964

Selling, general and administrative expenses	29,552	30,830

Loss from operations	(18,665)	(15,866)

Interest expense	(7)	(30)

Net loss	$(18,672)	$(15,896)

Weighted average common shares outstanding	7,565,000	7,565,000

Basic and diluted loss per share	$(0.00)	$(0.00)

See accompanying notes to unaudited consolidated financial statements.

Universal Tanning Ventures, Inc.

And Subsidiary

Consolidated Statements of Cash Flows

	Three months ended March 31,
	2006 (unaudited)	2005 (unaudited)

Cash flows from operating activities:

Net loss	$(18,672)	$(15,896)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,321	6,280
(Increase) decrease in operating assets:
Inventories	239	116
Increase (decrease) in operating liabilities:
Accounts payable	3,543	11,046
Accrued expenses	3,071	(752)
Deferred revenue	1,160	(1,569)

Net cash used in operating activities:	(5,338)	(775)

Cash flows from investing activities:
Purchase of property and equipment	—	(2,981)

Net cash used in investing activities:	—	(2,981)

Cash flows from financing activities:
Proceeds from advances from stockholder	10,589	3,500

Net cash provided by financing activities:	10,589	3,500

Net increase (decrease) in cash	5,251	(256)

Cash, beginning of period	—	11,462

Cash, end of period	$5,251	$11,206

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7	$30

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TANNING VENTURES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

March 31, 2006

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared by Universal Tanning Ventures, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. Interim results are not necessarily indicative of the results that may be expected for the year. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operation, for the year ended December 31, 2005, contained in the Company’s December 31, 2005 Annual Report on Form 10-KSB.

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since January 4, 2002 (date of inception), which losses have caused an accumulated deficit of approximately $619,400 as of March 31, 2006. In addition, the Company has consumed cash in its operating activities of approximately $28,000 and $29,200 for the years ended December 31, 2005 and 2004, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Income Taxes. The Company accounts for income taxes utilizing the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enacted date. The Company has net operating loss carryforwards that may be offset against future taxable income. Due to the uncertainty regarding the success of future operations, management has valued the deferred tax asset allowance at 100% of the related net deferred tax assets.

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

Basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. In calculating diluted loss per share, the Company had no common stock equivalent shares as of March 31, 2006 and 2005. However, if the Company had such common stock equivalents, they would be considered anti-dilutive due to there being losses, and therefore, basic and diluted loss per share are the same.

Note 2 – Employment Agreement

On February 28, 2002, the Company entered into a two-year employment agreement with its chief executive officer. The agreement provided for a base salary of $2,500 per month. Our employment agreement with Mr. Woods expired in February 2004 and has been extended on a month-to-month basis at a base salary of $3,500 per month.

Note 3 – Advances from Stockholder

As of March 31, 2006, Dyron Watford, a Director of the Company, has advanced approximately $33,600 to the Company for purposes of meeting working capital requirements. There is no guarantee that Mr. Watford will continue to advance funds to the Company. The advances bear no interest and are payable upon demand.

Note 4 – Subsequent Events

On or about May 12, 2006, we entered into an agreement (the “Agreement”) with Rhino Island Capital, Ltd., a BVI International Business Company. Rhino will be able to purchase up to 35,000,000 restricted shares of our common stock in a private offering pursuant to and based upon the terms and conditions set in the Agreement. The Company has issued 2,000,000 shares of our common stock in advance of and in anticipation of the purchase of such shares by Rhino. The Company will be limited in the number of shares of stock it can issue pursuant to the Agreement until such time that the stockholders of the Company can approve amending the Articles of Incorporation to increase the number of authorized shares for issuance above its current level of 10,000,000 shares.

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

Overview

We own and operate a single indoor tanning salon business that offers a full range of indoor tanning products and services to our customers. The revenue from this single salon accounts for 100% of our total revenues. Revenues for the three month period ended March 31, 2006 was approximately $33,100.

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

Revenue recognition. All of our revenue is generated through the delivery of tanning services and the tanning product sales. Revenue is recognized as services are provided or products are sold.

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

CONSOLIDATED FINANCIAL INFORMATION

	Three Months Ended March 31,
	2006	2005

Total revenue	$33,100	$41,100
Total cost of revenue	22,300	26,100
Selling, general and administrative expenses	29,600	30,800
Net loss	(18,700)	(15,900)

Comparison of Three Months Ended March 31, 2006 and March 31, 2005.

Net Sales. Net sales of tanning services for the three months ended March 31, 2006 decreased by approximately $6,800 (or 19%) to $29,300 from $36,100 for the same period in 2005. Net sales of tanning products for the three months ended March 31, 2006 decreased by approximately $1,100 (or 22%) to $3,900 from $5,000 for the same period in 2005. This decrease was the result of a decrease in the disposable income of our major demographic as a result of higher fuel costs.

Cost of Revenue. Our cost of revenue for the three months ended March 31, 2006 decreased by approximately $3,900 (or 15%) to $22,300 from $26,100 for the same time period in 2005. This was due to a decrease in products, wages and overhead allocation during 2006.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2006 decreased $1,300 (or 4%) to $29,600 from $30,800 for the same period in 2005. The decrease was primarily attributable to a decrease in advertising during 2006.

Interest Expense. Interest expense decreased by $23 to $7 for the three months ended March 31, 2006 from $30 for the same period in 2005.

Net Loss. Net loss for the three months ended March 31, 2006 was approximately $18,700 compared to $15,900 for 2005. The increase in our net loss was due to the reasons described herein above.

Liquidity and Capital Resources

Net cash used in operating activities totaled approximately $5,300 during the three months ended March 31, 2006, compared to net cash used in operating activities of $775 for the same period in 2005.

Cash used in investing activities totaled approximately $0 and $2,981 during the three months ended March 31, 2006 and 2005, respectively. Capital expenditures in 2005 were primarily comprised of the purchasing of lamps for current equipment in our single tanning salon. Net cash used in investing activities is largely attributable to capital expenditures for tanning equipment to maintain our current equipment. We have no material commitments for capital expenditures. However, we will continue to need computer and office equipment if our expansion plans are implemented.

Net cash provided by financing activities totaled approximately $10,600 and $3,500 during the three months ended March 31, 2006 and 2005, respectively. During the three months ended March 31, 2006 and 2005, financing activities consisted of proceeds from advances from one of our stockholders.

At March 31, 2006 we had cash balances in the amount of approximately $5,300. We have been unable to generate significant liquidity or cash flow from our current operations. We frequently change our pricing structure to take into account our clients’ fluctuating cash flows, service and product needs. For example, we may reduce our prices of tanning packages or offer certain advantageous offers during our non-peak months of July through December. We generally experience an increased level of cash flow from operations in the first six months of the calendar year as our clients prepare their tan for the summer. We anticipate that cash flows from operations will be insufficient to fund our business operations for the full year 2006 and that we must continue attempting to raise additional capital to fund our operations and implement our business plan.

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

Net operating loss carryforwards. We have not recognized the benefit in our financial statements with respect to the approximately $619,400 net operating loss carryforward for federal income tax purposes as of March 31, 2006. This benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carryforward or that the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation as a result of capital transactions occurring in 2002 or otherwise, we may be liable for back taxes, interest and, possibly, penalties prospectively.

Impairment of Long Lived Assets. We assess the impairment of long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable based upon their estimated fair value. Factors we consider that could trigger an impairment review include the following: (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; (iii) significant negative industry or economic trends; (iv) significant decline in our stock price for a sustained period; and (v) our market capitalization relative to net book value.

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

ITEM 3 - CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

Date: May 19, 2006

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