Form 10QSB
period 2006-06-30
UNIVERSAL TANNING VENTURES INC
filed 2006-08-14
CIK 1207029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number: 000-50284

UNIVERSAL ENERGY CORP.

(Exact name of Registrant as specified in its charter)

UNIVERSAL TANNING VENTURES, INC.

(Former name or former address, if changed since last report)

Delaware	80-0025175
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer I.D. No.)

600 East Altamonte Drive, Unit 1050

Altamonte Springs, Florida 32701

(407) 260-9206

(Address and telephone number of principal executive offices)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of August 14, 2006 was 42,565,000 and there were 178 stockholders of record.

Transitional Small Business Issuer Format:    ☐  YES    ☒  NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☒  YES    ☐  NO

UNIVERSAL ENERGY CORP.

FORM 10-QSB

Universal Energy Corp.

And Subsidiary

Consolidated Balance Sheet

June 30,
2006
(unaudited)
Assets
Current assets:
Cash	$55,325

Total current assets	55,325

Assets held for sale	32,776

Total assets	$88,101

Liabilities and Capital Deficiency
Current liabilities:
Accounts payable	$79,547
Accrued expenses	13,193
Advances from stockholder	34,880
Deferred revenue	8,928

Total current liabilities	136,548

Capital deficiency:
Common stock, $0.0001 par value, 250,000,000 shares authorized, 9,565,000 shares issued and outstanding	785
Additional paid-in capital	598,166
Accumulated deficit	(647,398)

Total capital deficiency	(48,447)

Total liabilities and capital deficiency	$88,101

See accompanying notes to unaudited consolidated financial statements.

Universal Energy Corp.

And Subsidiary

Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$—	$—	$—	$—
Cost of revenue	—	—	—	—
Gross profit	—	—	—	—
Selling, general and administrative expenses	31,051	24,464	60,604	55,294

Loss from continuing operations	(31,051)	(24,464)	(60,604)	(55,294)

Gain from discontinued operations	3,091	10,911	13,972	25,845

Net loss	$(27,960)	$(13,553)	$(46,632)	$(29,449)

Weighted average common shares outstanding	7,574,158	7,565,000	7,569,604	7,565,000

Net loss per share from continuing operations – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Net loss per share from discontinued operations – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to unaudited consolidated financial statements.

Universal Energy Corp.

And Subsidiary

Consolidated Statements of Cash Flows

	Six months ended June 30,
	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(46,632)	$(29,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in operating liabilities:
Accounts payable	26,491	2,841

Net cash used in operating activities:	(20,141)	(26,608)
Net cash provided by discontinued operations:	20,086	16,043

Net cash used in operations:	(55)	(10,565)

Cash flows from investing activities:
Purchase of property and equipment	—	—

Net cash used in investing activities:	—	—

Net cash used in investing activities of discontinued operations:	—	(2,981)

Cash flows from financing activities:
Net proceeds from issuance of common stock	43,500	—
Proceeds from advances from stockholder	11,880	16,000

Net cash provided by financing activities:	55,380	16,000

Net increase in cash	55,325	2,454

Cash, beginning of period	—	11,462

Cash, end of period	$55,325	$13,916

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL ENERGY CORP.

AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

June 30, 2006

NOTE 1 – ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

Reporting Entity. Universal Energy Corp. and Subsidiary (“Universal” or the “Company”) were incorporated in the State of Delaware on January 4, 2002 and January 24, 2002, respectively. The Company is authorized to issue 250,000,000 shares of common stock, par value $0.0001. The Company’s office is located in Altamonte Springs, Florida.

Principles of Consolidation. The Company’s consolidated financial statements for the periods ended June 30, 2006 and 2005, includes the accounts of its wholly owned subsidiary UT Holdings, Inc., a Delaware corporation. All intercompany balances and transactions have been eliminated.

Name Change. On May 21, 2006 a majority of the stockholders approved changing the name of the Company from “Universal Tanning Ventures, Inc.” to “Universal Energy Corp.” and increasing the number of shares of our capital stock we are authorized to issue to 250,000,000 shares, of which all 250,000,000 shares will be Common Stock.

Discontinued Operations. Due to our inability to expand our tanning operations, on May 21, 2006, the Board of Directors approved changing the business direction from operating our single tanning salon to fully pursuing plans to acquire and develop oil and natural gas properties. The Company is currently attempting to sell the assets and operations of its tanning business and expects the sale would close prior to December 2006. The results of operations from the tanning salon are included in discontinued operations on the consolidated statements of operations.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Universal Energy Corp. (the “Company”) without audit, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. Interim results are not necessarily indicative of the results that may be expected for the year. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operation, for the year ended December 31, 2005, contained in the Company’s December 31, 2005 Annual Report on Form 10-KSB.

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since January 4, 2002 (date of inception), which losses have caused an accumulated deficit of approximately $647,400 as of June 30, 2006. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management has been able, thus far, to finance the losses, through private placements, advances from stockholders and a public offering. The Company is continuing to seek other sources of financing and attempting to change its core business of tanning services and products to oil and gas production.

UNIVERSAL ENERGY CORP.

AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

NOTE 2 – BASIS OF PRESENTATION, CONTINUED

In addition, the Company is exploring alternate ways of generating revenues through partnerships with other businesses. Conversely, the ongoing maintenance of its single location is expected to result in operating losses for 2006. There are no assurances that the Company will be successful in achieving its goals of changing our business plan from providing tanning services to the development of oil and gas properties.

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

Basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. In calculating diluted loss per share, the Company had no common stock equivalent shares as of June 30, 2006 or 2005. However, if the Company had such common stock equivalents, they would be considered anti-dilutive due to there being losses, and therefore, basic and diluted loss per share are the same.

NOTE 4 – EMPLOYMENT AGREEMENT

On February 28, 2002, the Company entered into a two-year employment agreement with its chief executive officer. The agreement provided for a base salary of $2,500 per month. Our employment agreement with Mr. Woods expired in February 2004 and has been extended on a month-to-month basis at a base salary of $3,500 per month.

UNIVERSAL ENERGY CORP.

AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

NOTE 5 – ASSETS HELD FOR SALE

At June 30, 2006, the Company had certain assets classified as held for sale. These assets consisted of approximately $2,100 in inventories and $30,700 in property and equipment, which represents cost which is less than estimated net realizable value of these assets.

NOTE 6 – ADVANCES FROM STOCKHOLDER

Dyron Watford, a Director of the Company, has advanced $34,880 to the Company for purposes of meeting general and administrative expenses. There is no guarantee that Mr. Watford will continue to advance funds to the Company. The advances bear no interest and are payable upon demand.

NOTE 7 – STOCK PURCHASE AGREEMENTS

On or about May 5, 2006, the Company entered into an Investment Advisory Agreement (the “Advisory Agreement”) with Galileo Asset Management SA. Galileo shall serve the Company as an investment Advisor and render advice and services as may be reasonably requested by the Company concerning equity or debt financings, strategic planning, mergers, acquisitions and business development opportunities, without limitation.

On or about May 12, 2006, we entered into an agreement (the “Agreement”) with Rhino Island Capital, Ltd., a BVI International Business Company. Rhino will be able to purchase up to 35,000,000 restricted shares of our common stock in a private offering pursuant to and based upon the terms and conditions set in the Agreement. The Company has issued 35,000,000 shares of our common stock in advance and in anticipation of the purchase of such shares by Rhino which have been placed in escrow with our transfer agent until conditions are met for release. As of June 30, 2006, the Company has sold 277,778 shares of common stock under this agreement for net proceeds of $43,500.

NOTE 8 – SUBSEQUENT EVENTS

On or about July 30, 2006, we entered into an agreement with Mr. Isaac Rotnemer, an unaffiliated accredited investor, to purchase up to 10,000,000 restricted shares at a purchase price of $0.25 per share. The agreement provides that there is no minimum number of shares to be purchased and the agreement can be cancelled by the Company if the investor is unable to meet the funding requirements as defined in the agreement.

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

Our goal was to provide tanning salon customers a single source from which to access all indoor tanning related products, services and information. Our goal was to become that single source by utilizing online information and services, multiple physical locations and an interconnected network of salons to become a total tanning company and a leading provider of tanning related goods and services. Our business strategy focused on growth through opening new tanning salons and acquiring existing salons. The timing of the implementation of our strategy and our pace of growth depended on the amount of capital we were able to secure for this purpose.

Due to our inability to raise additional capital to expand our tanning operations, the board of directors on May 21, 2006 determined it was in the best interest of the Company to pursue the development of oil and natural gas properties.

The operations of our single indoor tanning salon will continue until its sale or December 31, 2006, whichever occurs first. The results of operations from the tanning salon are included on the statement of operations as discontinued operations. The costs associated with the discontinued operations consist primarily of lease expenses for the tanning salon store location, payroll and related expenses, costs of tanning products, insurance and utilities.

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

Plan of Operation

The Company continues to operate with very limited capital. Since the closing of our initial public offering in September of 2003, we have been unable to locate a consistent source of additional financing for use in our operational or expansion plans. Additionally, we were unsuccessful in convincing owners of other tanning salons to sell their businesses to us solely in exchange for our securities. In the absence of additional financing and tanning salon owners who were willing to sell their businesses in exchange only for our securities, we can not continue pursue expansion plans in our tanning salon business.

We also recognized that the operation of a single tanning salon in the form of a public company is highly inefficient. In an effort to protect our stockholders, we intend not only to continue to search for an appropriate source of additional financing, but to re-evaluate our business and expansion plans to include an evaluation of other lines of business. We intend to focus on changing our business plan to focus on oil and gas exploration and allocating our resources to that effort.

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

CONSOLIDATED FINANCIAL INFORMATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Selling, general and administrative expenses	31,051	24,464	60,604	55,294
Gain from discontinued operations	(3,091)	(10,911)	(17,972)	(25,845)

Comparison of Three Months Ended June 30, 2006 and June 30, 2005.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 30, 2006 increased $6,600 (or 27%) to approximately $31,100 from approximately $24,500 for the same period in 2005. The increase was primarily attributable to increased costs associated with changing the direction of the company to pursue oil and gas prospects and an increase in professional fees.

Comparison of Six Months Ended June 30, 2006 and June 30, 2005.

Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 30, 2006 increased $5,300 (or 10%) to approximately $60,600 from approximately $55,300 for the same period in 2005. The increase was primarily attributable to a increase in professional fees as compared to the same period in 2005. The increase was primarily attributable to increased costs associated with changing the direction of the company to pursue oil and gas prospects and an increase in professional fees.

Liquidity and Capital Resources

Net cash used in operating activities totaled approximately $20,100 during the six months ended June 30, 2006, compared to net cash used in operating activities of approximately $26,600 for the same period in 2005.

Cash used in investing activities from discontinued operations totaled $0 and approximately $3,000 during the six months ended June 30, 2006 and 2005, respectively. Capital expenditures in 2005 were primarily comprised of the purchasing of lamps for current equipment in our single tanning salon. Net cash used in investing activities is largely attributable to capital expenditures for tanning equipment to maintain our current equipment. We have no material commitments for capital expenditures. However, we will continue to need computer and office equipment if our expansion plans are implemented.

Net cash provided by financing activities totaled approximately $55,400 and $16,000 during the six months ended June 30, 2006 and 2005, respectively. During the six months ended June 30, 2006, financing activities consisted of proceeds from advances from one of our stockholders and proceeds from the sale of our common stock.

At June 30, 2006 we had cash balances in the amount of approximately $55,300. Our principal source of funds has been cash generated from financing activities. We have been unable to generate significant liquidity or cash flow from our current operations. We anticipate that cash flows from continuing operations or discontinued operations will be insufficient to fund our business operations for the full year 2006 and that we must continue attempting to raise additional capital to fund our operations and implement our business plan.

Variables and Trends

We have no operating history with respect to our desire to change our business plan to acquire and develop oil and gas properties. In the event we are able to obtain the necessary financing to move forward with our business plan, we expect our expenses to increase significantly as we grow our business. Accordingly, the comparison of the financial data for the periods presented may not be a meaningful indicator of our future performance and must be considered in light these circumstances.

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

Net operating loss carryforwards. We have not recognized the benefit in our financial statements with respect to the approximately $647,400 net operating loss carryforward for federal income tax purposes as of June 30, 2006. This benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carryforward or that the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation as a result of capital transactions occurring in 2002 or otherwise, we may be liable for back taxes, interest and, possibly, penalties prospectively.

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

ITEM 3 - CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any pending legal proceedings nor is any of its property subject to pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	On or about May 12, 2006, we entered into an agreement (the “Agreement”) with Rhino Island Capital, Ltd., a BVI International Business Company. Rhino will be able to purchase up to 35,000,000 restricted shares of our common stock in a private offering pursuant to and based upon the terms and conditions set in the Agreement. The Company has issued 35,000,000 shares of our common stock in advance of and in anticipation of the purchase of such shares by Rhino which have been placed in escrow until conditions are met from release. As of June 30, 2006, the Company has sold 277,778 shares of common stock under this agreement for net proceeds of $43,500. The proceeds are being used for working capital purposes.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 21, 2006, the majority holders of the Company’s common stock approved by written consent approving amendments to our Certificate of Incorporation to (i) change the name of the Company from “Universal Tanning Ventures, Inc.” to “Universal Energy Corp.” and (ii) increase the number of shares of our capital stock we are authorized to issue to 250,000,000 shares, of which all 250,000,000 shares will be Common Stock. The Company’s Certificate of Incorporation, attached as Exhibit A, to the Information Statement filed with the SEC on June 2, 2006, is incorporated by reference.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Form of Articles of Incorporation of Universal Tanning Ventures**

3.2	Certificate of Renewal and Revival, filed June 23, 2006*

3.3	Certificate of Amendment of Certificate of Incorporation, filed June 23, 2006*

10.1	Investment Advisory Agreement, dated as of May 5, 2006, by and among Universal Tanning Ventures, Inc. and Galileo Asset Management SA*

10.2	Stock Purchase Agreement, dated as of May 6, 2006, by and among Universal Tanning Ventures, Inc. and Rhino Island Capital, Ltd.*

10.3	Share Deposit Escrow Agreement, dated as of May 6, 2006, by and among Universal Tanning Ventures, Inc., Rhino Island Capital, Ltd. and Madison Stock Transfer, Inc.*

31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
**	Previously filed.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2006

UNIVERSAL TANNING VENTURES, INC.

By:	/s/ GlenWoods
Name:	Glen Woods
Title:	Chief Executive Officer, President and Principal Financial Officer

By:	/s/ Dyron Watford
Name:	Dyron Watford
Title:	Principal Accounting Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3.1	Form of Articles of Incorporation of Universal Tanning Ventures**

3.2	Certificate of Renewal and Revival, filed June 23, 2006*

3.3	Certificate of Amendment of Certificate of Incorporation, filed June 23, 2006*

10.1	Investment Advisory Agreement, dated as of May 5, 2006, by and among Universal Tanning Ventures, Inc. and Galileo Asset Management SA*

10.2	Stock Purchase Agreement, dated as of May 6, 2006, by and among Universal Tanning Ventures, Inc. and Rhino Island Capital, Ltd.*

10.3	Share Deposit Escrow Agreement, dated as of May 6, 2006, by and among Universal Tanning Ventures, Inc., Rhino Island Capital, Ltd. and Madison Stock Transfer, Inc.*

31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
**	Previously filed.