Form 10QSB
period 2006-09-30
UNIVERSAL ENERGY CORP.
filed 2006-11-20
CIK 1207029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number: 000-50284

UNIVERSAL ENERGY CORP.

(Exact name of Registrant as specified in its charter)

Delaware	80-0025175
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer I.D. No.)

600 East Altamonte Drive, Unit 1050

Altamonte Springs, Florida 32701

(407) 260-9206

(Address and telephone number of

principal executive offices)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of November 18, 2006 was 9,949,892 and there were 273 stockholders of record.

Transitional Small Business Issuer Format:    ☐  YES    ☒  NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

UNIVERSAL ENERGY CORP.

FORM 10-QSB

Universal Energy Corp.

And Subsidiary

Consolidated Balance Sheet

September 30, 2006
(unaudited)
Assets
Current assets:
Cash	$47,691

Total current assets	47,691

Escrow – Seismic funds	135,500
Assets held for sale	31,143

Total assets	$214,335

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$69,984
Accrued expenses	18,151
Advances from stockholder	3,500
Deferred revenue	5,939

Total current liabilities	97,574

Stockholders’ equity:
Common stock, $0.0001 par value, 250,000,000 shares authorized, 9,088,650 shares issued and outstanding	909
Additional paid-in capital	801,519
Accumulated deficit	(685,667)

Total stockholders’ equity	116,761

Total liabilities and stockholders’ equity	$214,335

See accompanying notes to unaudited consolidated financial statements.

Universal Energy Corp.

And Subsidiary

Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Selling, general and administrative expenses	45,516	23,557	106,120	78,851

Loss from continuing operations	(45,516)	(23,557)	(106,120)	(78,851)

Gain from discontinued operations	7,247	5,444	21,219	31,289

Net loss	$(38,269)	$(18,113)	$(84,901)	$(47,562)

Weighted average common shares outstanding	8,118,606	7,565,000	7,753,598	7,565,000

Net loss per share from continuing operations – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Net loss per share from discontinued operations – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to unaudited consolidated financial statements.

Universal Energy Corp.

And Subsidiary

Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(84,901)	$(47,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in operating assets:
Escrow – Seismic funds	(135,500)	—
Increase in operating liabilities:
Accounts payable	15,541	6,943
Accrued expenses	2,066	(48)

Net cash used in operating activities	(202,794)	(40,667)
Net cash provided by discontinued operations	21,508	18,711

Net cash used in operations	(181,286)	(21,956)

Cash flows from investing activities:
Net cash used in investing activities of discontinued operations	—	(2,982)

Cash flows from financing activities:
Net proceeds from issuance of common stock	246,977	—
Proceeds from advances from stockholder	11,880	—
Repayment of advances from stockholder	(29,880)	16,000

Net cash provided by financing activities	228,977	16,000

Net increase (decrease) in cash	47,691	(8,938)

Cash, beginning of period	—	11,462

Cash, end of period	$47,691	$2,524

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$12	$116

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL ENERGY CORP.

AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

September 30, 2006

NOTE 1 – ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

Reporting Entity. Universal Energy Corp. and Subsidiary (“Universal” or the “Company”) were incorporated in the State of Delaware on January 4, 2002 and January 24, 2002, respectively. The Company is authorized to issue 250,000,000 shares of common stock, par value $0.0001. The Company’s office is located in Altamonte Springs, Florida. Universal Energy Corp. is an independent energy company engaged in the acquisition and development of crude oil and natural gas leases in the United States and Canada.

Principles of Consolidation. The Company’s consolidated financial statements for the periods ended September 30, 2006 and 2005, includes the accounts of its wholly owned subsidiary UT Holdings, Inc., a Delaware corporation. All intercompany balances and transactions have been eliminated.

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

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since January 4, 2002 (date of inception), which losses have caused an accumulated deficit of approximately $685,700 as of September 30, 2006. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. In calculating diluted loss per share, the Company had no common stock equivalent shares as of September 30, 2006 or 2005. However, if the Company had such common stock equivalents, they would be considered anti-dilutive due to there being losses, and therefore, basic and diluted loss per share are the same.

Foreign Currency Transactions. The Company’s functional currency is the United States dollar and management has adopted SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Full Cost Method. The Company will utilize the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company will capitalize all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not

UNIVERSAL ENERGY CORP.

AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

proved reserves can be assigned to the properties. Until such determination is made, the Company assesses quarterly whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

NOTE 4 – ESCROW – SEISMIC FUNDS

On September 22, 2006, the Company and 1097885 Alberta Ltd. executed a Seismic Option, Farmout and Net Carried Interest Agreement (the “Agreement”) on certain lands located in North Central Alberta herein known as the “Nisku Reef Project”. Concurrent with the execution of the Agreement, the Company deposited $135,500 (approximately $150,000 Canadian Dollars) into an escrow account. The funds will be used, pursuant to the Agreement, to execute the seismic and magnetic telluric programs for the Nisku Reef Project. Within 60 days after the Company has completed and reviewed the seismic and magnetic telluric programs, the Company shall have the first right to make an election to drill a well at a location of its choice. Based on the Agreement, the Company has until July 15, 2007 to commence drilling of its first test well.

NOTE 5 – EMPLOYMENT AGREEMENTS

On February 28, 2002, the Company entered into a two-year employment agreement with its chief executive officer. The agreement provided for a base salary of $2,500 per month. Our employment agreement with Mr. Woods expired in February 2004 and has been extended on a month-to-month basis at a base salary of $3,500 per month. Mr. Woods resigned from his position as chief executive officer and chairman on September 15, 2006.

On September 14, 2006, the Company entered into a three-year employment agreement with Mr. Dyron Watford to be its chief financial officer and chairman. The employment agreement provides for a base salary of $6,000 per month subject to certain increases throughout the term of the contract. Pursuant to the agreement, Mr. Watford received 2,500,000 options to purchase common stock in the company at a price of $1.95 per share. The options will vest monthly over the term of the employment agreement and will expire five years after the vesting date.

On September 15, 2006, the Company entered into a three-year employment agreement with Mr. Billy Raley to be its chief executive officer. The employment agreement provides for a base salary of $8,000 per month subject to certain increases throughout the term of the contract. Pursuant to the agreement, Mr. Raley received 2,500,000 options to purchase common stock in the company at a price of $1.95 per share. The options will vest monthly over the term of the employment agreement and will expire five years after the vesting date.

NOTE 6 – ADVANCES FROM STOCKHOLDER

Dyron Watford, a Director of the Company, advanced $11,880 to the Company for purposes of meeting general and administrative expenses during the nine months ended September 30, 2006. During the nine months ended September 30, 2006, the Company repaid $29,880 of these and prior advances from Mr. Watford. The advances bore no interest and were payable upon demand.

UNIVERSAL ENERGY CORP.

AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

NOTE 7 – ASSETS HELD FOR SALE

At September 30, 2006, the Company had certain assets classified as held for sale. These assets consisted of approximately $2,000 in inventories and $29,100 in property and equipment, which represents cost which is less than estimated net realizable value of these assets.

NOTE 8 – STOCK PURCHASE AGREEMENTS

On or about May 12, 2006, we entered into an agreement (the “Agreement”) with Rhino Island Capital, Ltd., a BVI International Business Company. Rhino will be able to purchase up to 35,000,000 restricted shares of our common stock in a private offering pursuant at a fixed percentage of the closing bid price based on the terms and conditions set in the Agreement. The Company has issued 35,000,000 shares of our common stock in advance and in anticipation of the purchase of such shares by Rhino which have been placed in escrow with our transfer agent until conditions are met for release. As of September 30, 2006, the Company has sold 277,778 shares of common stock under this agreement for net proceeds of $43,500.

On or about July 30, 2006, we entered into an agreement with Mr. Isaac Rotnemer, an unaffiliated accredited investor, to purchase up to 10,000,000 restricted shares at a purchase price of $0.25 per share. The agreement provides that there is no minimum number of shares to be purchased and the agreement can be cancelled by the Company if the investor is unable to meet the funding requirements as defined in the agreement. As of September 30, 2006, the Company sold a total of 245,872 shares to Mr. Rotnemer for total net proceeds of $53,477.

On September 12, 2006, we sold 1,000,000 restricted shares of our common stock for total net proceeds of $150,000 to a single accredited investor. Subsequently, on September 15, 2006, the Board of Directors approved hiring this investor to serve as our Chief Executive Officer.

NOTE 9 – STOCK OPTION PLAN

On September 13, 2006, the Board of Directors approved and adopted a 2006 Non-Statutory Stock Option Plan for 15,000,000 shares of common stock to be granted to employees, non-employee Directors, consultants and advisors. The vesting and terms of all of the options are determined by the Board of Directors and may vary by optionee; however, the term may be no longer than 10 years from the date of grant.

On September 14, 2006, the Company executed stock option agreements with executives of the Company pursuant to Plan. Pursuant to those stock option agreements, the Company granted options to each of Dyron M. Watford and Billy Raley to purchase 2,500,000 shares of the Company’s common stock, $.0001 par value per share, at an exercise price of $1.95 per share. All of the options issued to the executives vest over a period of three years from the date of issuance pursuant to their individual employment contracts. The options will expire three years after the date the shares vest.

UNIVERSAL ENERGY CORP.

AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

NOTE 10 – SUBSEQUENT EVENTS

Chief Exploration Officer. On October 6, 2006, the Company entered into a two-year employment agreement with Mr. Kevin Tattersall to be its chief exploration officer. The employment agreement provides for a base salary of $5,000 per month. Pursuant to the agreement, Mr. Tattersall received 325,000 shares of common stock in the company. The stock issued to Mr. Tattersall is restricted as defined by the Securities Act of 1933, as amended. The shares will vest monthly over the term of the employment agreement and vesting is contingent upon continued employment with the Company. Any remaining unvested shares of common stock at the time of termination or resignation from the Company will be forfeited by the executive.

Termination of Stock Purchase Agreement. On October 12, 2006, the Company terminated the Stock Purchase Agreement between the Company and Mr. Isaac Rotnemer. The Company sold a total of 245,872 to Mr. Rotnemer and the remaining 9,754,128 shares held in escrow were cancelled due to not meeting the terms and conditions of the Agreement.

Termination of Stock Purchase Agreement. On October 21, 2006, the Stock Purchase Agreement between the Company and Rhino Island Capital Ltd. contractually expired. The Company sold a total of 277,778 shares to Rhino and the remaining 34,722,222 shares held in escrow were cancelled.

Private Placements. Subsequent to September 30, 2006, the Company sold 456,242 shares of common stock for net proceeds of $131,590 to an individual accredited investor.

Subsequent to September 30, 2006, the Company has sold 4 units at a price of $15,000 per unit in a private placement to individual accredited investors. Each Unit consists of 20,000 shares of common stock, par value $0.0001 per share (the “Common Stock”) and one warrant to purchase up to 20,000 shares of Common Stock, at a purchase price of $1.00 per share (the “Warrant”). The Warrants shall have a three-year term. Each share of Common Stock and Warrant constituting a Unit will be immediately separable.

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

Organizational History

Universal Energy Corp. is an independent energy company engaged in the acquisition and development of crude oil and natural gas leases in the United States and Canada. Universal Energy Corp. was originally incorporated under the name Universal Tanning Ventures, Inc. (“UTV”) on January 4, 2002, for the purpose of acquiring the business of Altamonte Tan, Inc. (“Altamonte Tan”), a single indoor tanning salon previously owned and operated by our former president, Glen Woods. Due to our inability to raise additional capital to expand our tanning operations, the board of directors on May 21, 2006 determined it was in the best interest of the Company to pursue the development of oil and natural gas properties.

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

In September 2006, Universal and 1097885 Alberta Ltd. (“Alberta Ltd.”) entered into a Seismic Option, Farmout and Net Carried Interest Agreement on lands known as the Nisku Reef Project (“Nisku Reef”), located in North Central Alberta. Universal will earn a 95 percent interest in the Nisku Reef by completing a test well prior to July 17, 2007, subject to a 15 percent convertible gross overriding royalty. Concurrent with the execution of the Agreement, the Company deposited $135,500 (approximately $150,000 Canadian Dollars) into an escrow account. The funds will be used, pursuant to the Agreement, to execute the seismic and magnetic telluric programs for the Nisku Reef Project. Within 60 days after the Company has completed and reviewed the seismic and magnetic telluric programs, the Company shall have the first right to make an election to drill a well at a location of its choice. Based on the Agreement, the Company has until July 15, 2007 to commence drilling of its first test well.

Plan of Operation

We are an independent energy company engaged in the acquisition and development of crude oil and natural gas leases in the United States and Canada. We pursue oil and gas prospects in partnership with oil and gas companies with exploration, development and production expertise.

We plan to grow our business by acquiring (i) low risk in-field oil and gas rights that are primarily developmental in nature that offset existing production and (ii) energy services companies that when combined with our management expertise in that area will display strong top line growth and cash flows.

Since our commencement of oil and natural gas operations in August 2006, we have been engaged in the acquisition of our Nisku Reef project and raising capital to complete testing and to begin drilling on the project. Our principal uses of capital consist of our acquisition of oil and natural gas properties and the costs of developing those properties. Since we do not act as an operator, we typically hold working interests in various projects which require us to pay our pro rata share of the costs of drilling and completing each prospect. We expect to derive revenue from (i) the sale of oil and natural gas from the prospects in which we invest and (ii) energy services companies that we may acquire.

The Company continues to operate with very limited capital. We are attempting to locate a consistent source of additional financing for use in our operational and expansion plans. In the absence of additional financing and energy companies who were willing to sell their businesses in exchange only for our securities, we can not continue to pursue expansion plans in the energy industry.

CONSOLIDATED FINANCIAL INFORMATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Selling, general and administrative expenses	45,516	23,557	106,120	78,851
Gain from discontinued operations	(7,247)	(5,444)	(21,219)	(31,289)

Comparison of Three Months Ended September 30, 2006 and September 30, 2005.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 30, 2006 increased $22,000 (or 93%) to approximately $45,500 from approximately $23,500 for the same period in 2005. The increase was primarily attributable to increased wages, travel and other acquisition costs associated with changing the direction of the company to pursue oil and gas prospects.

Comparison of Nine Months Ended September 30, 2006 and September 30, 2005.

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 30, 2006 increased $27,300 (or 35%) to approximately $106,100 from approximately $78,800 for the same period in 2005. The increase was primarily attributable to increased wages, travel and other acquisition costs associated with changing the direction of the company to pursue oil and gas prospects.

Liquidity and Capital Resources

Net cash used in operating activities totaled approximately $202,800 during the nine months ended September 30, 2006, compared to net cash used in operating activities of approximately $40,700 for the same period in 2005. Net cash provided by discontinued operating activities totaled approximately $21,500 during the nine months ended September 30, 2006, compared to approximately $18,700 for the same period in 2005.

Cash used in investing activities from discontinued operations totaled $0 and approximately $3,000 during the nine months ended September 30, 2006 and 2005, respectively. Capital expenditures in 2005 were primarily comprised of the purchasing of lamps for current equipment in our single tanning salon. Net cash used in investing activities is largely attributable to capital expenditures for tanning equipment to maintain our current equipment. We have no material commitments for capital expenditures.

Net cash provided by financing activities totaled approximately $229,000 and $16,000 during the nine months ended September 30, 2006 and 2005, respectively. During the nine months ended June 30, 2006, financing activities consisted of proceeds from private offerings of our common stock.

At September 30, 2006 we had cash balances in the amount of approximately $47,700. Our principal source of funds has been cash generated from financing activities. We have been unable to generate significant liquidity or cash flow from our current operations. We anticipate that cash flows from continuing operations or discontinued operations will be insufficient to fund our business operations for the full year 2007 and that we must continue attempting to raise additional capital to fund our operations and implement our business plan.

Variables and Trends

We have no operating history with respect to our acquisition and development of oil and gas properties. In the event we are able to obtain the necessary financing to move forward with our business plan, we expect our expenses to increase significantly as we grow our business. Accordingly, the comparison of the financial data for the periods presented may not be a meaningful indicator of our future performance and must be considered in light these circumstances.

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

Net operating loss carryforwards. We have not recognized the benefit in our financial statements with respect to the approximately $685,700 net operating loss carryforward for federal income tax purposes as of September 30, 2006. This benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carryforward or that the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation as a result of capital transactions occurring in 2002 or otherwise, we may be liable for back taxes, interest and, possibly, penalties prospectively.

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

Full Cost Method. The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool. As of September 30, 2006, the Company had no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made, the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Special Note Regarding Forward Looking Statements

This report includes “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “should”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be considered “forward looking statements”. We do not guarantee that the transactions and events described in this Report will happen as described or that any positive trends noted in this Report will continue. These types of statements are generally located in the section entitled “Management’s Discussion and Analysis or Plan of Operation,” but may be found elsewhere in this Report as well. Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those presently anticipated. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. You should understand that many important factors, in addition to those discussed elsewhere in this Report, and could cause our results to differ materially from those expressed in the forward-looking statements. These factors include, without limitation, our ability to successfully and economically explore for and develop oil and gas resources, planned capital expenditures (including the amount and nature thereof), the number of wells we anticipate drilling in the future, the presence or recoverability of estimated oil and gas reserves, the accuracy of internally estimated proved reserves, our liquidity and ability to finance our exploration, our ability to attract and retain management, the ability of our management team to execute its plans to meet its goals, our growth strategies, our ability to make or integrate acquisitions, the timing cost and procedure for proposed acquisitions, the possibility that our acquisitions may involve unexpected costs, anticipated trends in our business, market conditions in the oil and gas industry, the volatility in commodity prices for oil and gas, the availability and costs of drilling rigs and other oilfield services, the impact of government regulation, environmental risks, competition, the inability to realize expected value from acquisitions, general economic conditions, whether internationally, nationally or in the regional and local market areas in which we are doing business, that may be less favorable than expected, and other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our businesses, operations and pricing.

A more comprehensive list of such factors and related discussion are set forth in our Annual Report on Form 10-KSB and our other filings made with the SEC from time to time.

ITEM 3 - CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any pending legal proceedings nor is any of its property subject to pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	On or about August 14, 2006, we entered into an agreement (the “Agreement”) with Mr. Isaac Rotnemer, an accredited investor. Mr. Rotnemer would be able to purchase up to 10,000,000 restricted shares of our common stock in a private offering pursuant to and based upon the terms and conditions set in the Agreement. The Company has sold 245,872 shares of common stock under this agreement for net proceeds of $53,477. The proceeds are being used for working capital purposes. On November 6, 2006, the remaining 9,754,128 shares held in escrow were cancelled due to not meeting the terms and conditions of the Agreement.

On September 12, 2006, we sold 1,000,000 restricted shares of our common stock for total net proceeds of $150,000 to a single accredited investor. Subsequently, on September 15, 2006, the board of directors approved hiring this investor to serve as our Chief Executive Officer.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Form of Articles of Incorporation of Universal Tanning Ventures**

3.2	Certificate of Renewal and Revival, filed June 23, 2006**

3.3	Certificate of Amendment of Certificate of Incorporation, filed June 23, 2006**

10.1	Investment Advisory Agreement, dated as of May 5, 2006, by and among Universal Tanning Ventures, Inc. and Galileo Asset Management SA**

10.2	Stock Purchase Agreement, dated as of May 6, 2006, by and among Universal Tanning Ventures, Inc. and Rhino Island Capital, Ltd.**

10.3	Share Deposit Escrow Agreement, dated as of May 6, 2006, by and among Universal Tanning Ventures, Inc., Rhino Island Capital, Ltd. and Madison Stock Transfer, Inc.**

10.4	Stock Purchase Agreement, dated August 14, 2006, between Universal Energy Corp. and Mr. Isaac Rotnemer**

10.5	2006 Non-Statutory Stock Option Plan, dated September 13, 2006**

10.6	Employment Agreement, dated as of September 14, 2006, by and between Universal Energy Corp. and Dyron M. Watford**

10.7	Stock Option Agreement between Universal Energy Corp. and Dyron M. Watford, dated September 14, 2006**

10.8	Employment Agreement, dated as of September 15, 2006, by and between Universal Energy Corp. and Billy Raley**

10.9	Stock Option Agreement between Universal Energy Corp. and Billy Raley, dated September 15, 2006**

10.10	Seismic Option, Farmout and Net Carried Interest Agreement between 1097885 Alberta Ltd., 0700667 BC Ltd., and Universal Energy Corp., dated September 22, 2006**

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
**	Previously filed.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 20, 2006

Universal Energy Corp.

By:	/s/ Billy Raley
Name:	Billy Raley
Title:	Chief Executive Officer

By:	/s/ Dyron M. Watford
Name:	Dyron M. Watford
Title:	Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3.1	Form of Articles of Incorporation of Universal Tanning Ventures**

3.2	Certificate of Renewal and Revival, filed June 23, 2006**

3.3	Certificate of Amendment of Certificate of Incorporation, filed June 23, 2006**

10.1	Investment Advisory Agreement, dated as of May 5, 2006, by and among Universal Tanning Ventures, Inc. and Galileo Asset Management SA**

10.2	Stock Purchase Agreement, dated as of May 6, 2006, by and among Universal Tanning Ventures, Inc. and Rhino Island Capital, Ltd.**

10.3	Share Deposit Escrow Agreement, dated as of May 6, 2006, by and among Universal Tanning Ventures, Inc., Rhino Island Capital, Ltd. and Madison Stock Transfer, Inc.**

10.4	Stock Purchase Agreement, dated August 14, 2006, between Universal Energy Corp. and Mr. Isaac Rotnemer**

10.5	2006 Non-Statutory Stock Option Plan, dated September 13, 2006**

10.6	Employment Agreement, dated as of September 14, 2006, by and between Universal Energy Corp. and Dyron M. Watford**

10.7	Stock Option Agreement between Universal Energy Corp. and Dyron M. Watford, dated September 14, 2006**

10.8	Employment Agreement, dated as of September 15, 2006, by and between Universal Energy Corp. and Billy Raley**

10.9	Stock Option Agreement between Universal Energy Corp. and Billy Raley, dated September 15, 2006**

10.10	Seismic Option, Farmout and Net Carried Interest Agreement between 1097885 Alberta Ltd., 0700667 BC Ltd., and Universal Energy Corp., dated September 22, 2006**

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
**	Previously filed.