Form 10KSB
period 2006-12-31
UNIVERSAL ENERGY CORP.
filed 2007-04-17
CIK 1207029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number: 000-50284

UNIVERSAL ENERGY CORP.

(Exact name of Registrant as specified in its charter)

Delaware	80-0025175
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer I.D. No.)

30 Skyline Drive

Lake Mary, Florida 32746

(800) 975-2076

(Address and telephone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes     ☐  No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Issuer’s revenues for its most recent fiscal year were $-0-

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of April 13, 2007, was approximately $21,265,441. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such 10% stockholders are affiliates.

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of April 10, 2007 was 28,044,720 and there were 420 stockholders of record.

Transitional Small Business Issuer Format:     ☐  Yes    ☒  No

EXCEPT WHERE AND AS OTHERWISE STATED TO THE CONTRARY IN THIS ANNUAL REPORT, ALL SHARE AND PRICES PER SHARE HAVE BEEN ADJUSTED TO GIVE RETROACTIVE EFFECT TO THE CHANGE IN THE PRICE PER SHARE OF THE COMMON STOCK RESULTING FROM THE TWO AND ONE-HALF -FOR-ONE FORWARD SPLIT OF THE COMMON STOCK THAT TOOK EFFECT ON MARCH 14, 2007.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

UNIVERSAL ENERGY CORP.

FORM 10-KSB

i

Cautionary Note Regarding Forward Looking Statements

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by us in those statements include, among others, the following:

•	the quality of our properties with regard to, among other things, the existence of reserves in economic quantities;

•	uncertainties about the estimates of reserves;

•	our ability to increase our production of oil and natural gas income through exploration and development;

•	the number of well locations to be drilled and the time frame within which they will be drilled;

•	the timing and extent of changes in commodity prices for natural gas and crude oil;

•	our ability to complete potential acquisitions;

•	domestic demand for oil and natural gas;

•	drilling and operating risks;

•	the availability of equipment, such as drilling rigs and transportation pipelines;

•	changes in our drilling plans and related budgets;

•	the adequacy of our capital resources and liquidity including, but not limited to, access to additional borrowing capacity; and

•	other factors discussed below under the heading “Risks Related To Our Business”.

Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. You are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this report under the caption “Risk Factors.”

ii

CERTAIN DEFINITIONS

As used in this Annual Report, “mcf” means thousand cubic feet, “mmcf” means million cubic feet, “bcf” means billion cubic feet, “bbl” means barrel, “mbbls” means thousand barrels, and “mmbbls” means million barrels. Also in this Annual Report, “boe” means barrel of oil equivalent, “mcfe” means thousand cubic feet of natural gas equivalent, “mmcfe” means million cubic feet of natural gas equivalent, “mmbtu” means million British thermal units, and “bcfe” means billion cubic feet of natural gas equivalent. Natural gas equivalents and crude oil equivalents are determined using the ratio of six mcf of natural gas to one bbl of crude oil, condensate, or natural gas liquids. All estimates of reserves and information related to production contained in this Annual Report, unless otherwise noted, are reported on a “net” basis.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Company Background

Our company was incorporated in the State of Delaware on January 4, 2002, under the name of “Universal Tanning Ventures, Inc.” On May 21, 2006, we changed our name to “Universal Energy Corp.” and became a company focused on the acquisition and development of oil and natural gas properties.

Our common stock is quoted for trading on the OTC Bulletin Board under the symbol UVSE. Our principal executive offices are located at 30 Skyline Drive, Lake Mary, Florida 32746. Our telephone number is (800) 975-2076. Our fax number is (800) 805-4561. We maintain a website at www.universalenergycorp.info.

Operations Strategy

Our primary objective is to build stockholder value by creating a well-capitalized growth platform that provides an underlying base of assets and cash flow. A disciplined approach of investing in lower risk development drilling with exposure to higher return exploration opportunities combined with our acquisition strategy will allow us to cost effectively manage our growth and to create the largest return to our stockholders.

In pursuing our operations strategy, we focus on the following:

•

Strategic Acquisitions. We continually review opportunities to acquire (i) producing properties in our target areas that contain proved reserve value as well as meaningful exploitation and exploration upside potential and (ii) small to mid-size energy companies that, along with our current management expertise, would display profitability, strong revenue growth and significant cash flows.

•

Exploration Activities. We intend to conduct exploration and development programs to grow proven reserves, production and cash flow. We participate by acquiring working interests in our projects and we continually review opportunities generated by industry partners.

•

Maintenance of Financial Flexibility. We intend to manage and optimize our capital structure to maintain financial flexibility. A significant component involves hedging a portion of our expected production to manage our exposure to commodity price and cash flow volatility. We believe that with an expanded base of internally generated cash flow and access to improved capital markets, we can continue to pursue strategic acquisitions and generate additional projects.

We have developed an operating strategy that is based on our participation in exploration prospects as a non-operator. Based on this strategy, our plan of operations over the next 12 months and beyond is to acquire additional oil and natural gas interests and the additional working capital necessary to acquire and development such properties. We intend to pursue the acquisition of oil and natural gas interests; including prospects, leases, wells, mineral rights, working interests, royalty interests, overriding royalty interests, net profits interests, production payments, farm-ins, drill to earn arrangements, partnerships, easements, rights of way, licenses and permits, in the United States and Canada. As a non-operator, we intend to pursue prospects in partnership with other companies with exploration, development and production expertise. We will also pursue alliances with partners in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing.

The business of oil and gas acquisition, drilling and development is capital intensive and the level of operations attainable by an oil and gas company is directly linked to and limited by the amount of available capital. Therefore, a principal part of our plan of operations is to acquire the additional capital required to finance the acquisition of such properties and our share of the development costs.

We intend to use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental and tax services. As a non-operator working interest owner, we intend to rely on outside operators to drill, produce and market our natural gas and oil. We believe that by limiting our management and employee costs, we may be able to better control total costs and retain flexibility in terms of project management.

Seasonality

The exploration for oil and natural gas reserves depends on access to areas where operations are to be conducted. Seasonal weather variations, including freeze-up and break-up affect access in certain circumstances. Natural gas is used principally as a heating fuel and for power generation. Accordingly, seasonal variations in weather patterns affect the demand for natural gas. Depending on prevailing conditions, the prices received for sales of natural gas are generally higher in winter than summer months, while prices are generally higher in summer than spring and fall months.

Our Property

In September 2006, we acquired a working interest in a project situated in the Pembina oil field in an area that is concentrated with Nisku Pinnacle Reef occurrence. We have an agreement to earn a 95% working interest in 480 acres of leased lands by drilling a test well to the base of the Nisku formation, subject to a convertible 15.0% GORR (gross overriding royalty) to the lease holder. The allowable 160 acre spacing does permit for up to three wells to be drilled on this prospect. This prospect can be characterized as a “high impact” oil and gas prospect in central Alberta. The project is characterized as having a high potential in terms of production capability with a more moderate risk factor due to indicative seismic data and good well control from the offset wells. The offset wells within 2 miles of our property that have been successfully completed in the Nisku formation have averaged the following initial production rates of 1,000 barrels of oil to as high as 7,000 barrels per day demonstrated by a well two miles northeast of our current prospect.

Competition

The oil and natural gas industry is highly competitive in all its phases. These phases include, but are not limited to:

•	acquiring economically desirable producing properties

•	acquiring exploratory drilling prospects, and

•	obtaining equipment and labor to operate and maintain their properties

Properties in which we may acquire an interest will encounter strong competition from other oil and gas producers, including many that will possess substantially greater financial resources than us. Competition could reduce the availability of properties of merit or increase the cost of acquiring the properties.

We will be competing with other junior oil and gas exploration companies for financing from a limited number of investors that are prepared to make investments in junior oil and gas exploration companies. The presence of competing junior oil and gas exploration companies may impact our ability to raise the necessary capital to fund the acquisition and exploration programs if investors view investments in competitors as more attractive based on the merit of the oil and gas properties and the price of the investment offered to investors.

Governmental Regulations

Our operations are subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. State and federal statutes and regulations govern, among other matters, the amounts and types of substances and materials that may be released into the environment, the discharge and disposition of waste materials, the reclamation and abandonment of wells and facility sites and remediation of contaminated sites. They also require permits for drilling operations, drilling bonds and reports concerning operations.

The region where we own property and conduct exploration activities, and other localities where we may acquire properties, may have regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the regulation of the spacing, plugging and abandonment of wells. The effect of these regulations is to limit the amount of oil and natural gas we can produce from our wells, if any, and to limit the number of wells or the locations at which we can drill. Moreover, each governmental agency generally imposes an ad valorem, production or severance tax with respect to the production and sale of crude oil, natural gas and gas liquids within its jurisdiction.

Environmental Regulations

Our exploration, production and marketing operations are regulated extensively at the federal, state and local levels. These regulations affect the costs, manner and feasibility of our operations. As an owner of oil and gas properties, we are subject to federal, state and local regulation regarding the discharge of materials into, and protection of, the environment. We have no material outstanding site restoration or other environmental liabilities, and we do not anticipate that we will incur any material environmental liabilities with respect to our properties in the future. We believe we utilize operating practices that are environmentally responsible and meet, or exceed, regulatory requirements with respect to environmental and safety matters. Despite the above, however, we may be required to make significant expenditures in our efforts to comply with the requirements of these environmental regulations, which may impose liability on us for the cost of pollution clean-up resulting from operations, subject us to liability for pollution damages and require suspension or cessation of operations in affected areas. Changes in or additions to regulations regarding the protection of the environment could increase our compliance costs and might adversely affect our business.

We are subject to state and local regulations that impose permitting, reclamation, land use, conservation and other restrictions on our ability to drill and produce. These laws and regulations can require well and facility sites to be closed and reclaimed.

We did not incur any material costs relating to our compliance with federal, state or local laws during the year ended December 31, 2006.

RISK FACTORS

Risks Specific to Our Company

WE HAVE LIMITED OPERATING FUNDS, AND OUR ABILITY TO CONTINUE AS A GOING CONCERN IS DEPENDENT UPON OUR ABILITY TO OBTAIN ADDITIONAL CAPITAL TO OPERATE THE BUSINESS.

The Company has experienced net losses since January 4, 2002 (date of inception), which losses have caused an accumulated deficit of approximately $1,373,600 as of December 31, 2006. In addition, the Company has consumed cash in its operating activities of approximately $337,900 and $54,300 for the years ended December 31, 2006 and 2005, respectively. We will require additional funds to execute our business plan. Our lack of sufficient financing to fully implement our business plan, and our expectation to continue operating losses for the foreseeable future raises substantial doubt about our ability to continue as a going concern.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

Our independent registered certified public accounting firm has issued its report, which includes an explanatory paragraph for going concern uncertainty on our financial statements as of December 31, 2006. Our ability to continue as a going concern is heavily dependent upon our ability to obtain additional capital to sustain operations. Currently, we have no commitments to obtain additional capital, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

SINCE WE ARE IN THE EARLY STAGE OF DEVELOPMENT AND HAVE A LIMITED OPERATING HISTORY, IT MAY BE DIFFICULT FOR YOU TO ASSESS OUR BUSINESS AND FUTURE PROSPECTS.

We have no history of revenues from oil and natural gas operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. With this limited operating history our company must be considered in the exploration stage. Our success is significantly dependent on a successful acquisition, drilling, completion and production program. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

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

BECAUSE WE ARE SMALL AND DO NOT HAVE MUCH CAPITAL, WE MAY HAVE TO LIMIT OUR EXPLORATION ACTIVITY WHICH MAY RESULT IN A LOSS OF YOUR INVESTMENT.

Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, existing reserves may go undiscovered. Without finding reserves, we cannot generate revenues and you will lose your investment.

AS OUR PROPERTIES ARE IN THE EXPLORATION STAGE, THERE CAN BE NO ASSURANCE THAT WE WILL ESTABLISH COMMERCIAL DISCOVERIES ON OUR PROPERTIES.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil and/or gas wells. Our properties are in the exploration stage only and are without proven reserves of oil and gas. We may not establish commercial discoveries on any of our properties.

THE POTENTIAL PROFITABILITY OF OIL AND GAS VENTURES DEPENDS UPON FACTORS BEYOND THE CONTROL OF OUR COMPANY.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. In addition, adverse weather conditions can also hinder drilling operations. These changes and events may materially affect our financial performance. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital.

THE OIL AND GAS INDUSTRY IS HIGHLY COMPETITIVE AND THERE IS NO ASSURANCE THAT WE WILL BE SUCCESSFUL IN ACQUIRING LEASES.

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which may have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed. Our budget anticipates our acquisition of additional land the Alberta area. This acreage may not become available or if it is available for leasing, that we may not be successful in acquiring these leases.

OUR MANAGEMENT MAY BE UNABLE TO EFFECTIVELY INTEGRATE OUR ACQUISITIONS AND TO MANAGE OUR GROWTH AND WE MAY BE UNABLE TO FULLY REALIZE ANY ANTICIPATED BENEFITS OF THESE ACQUISITIONS.

Our future results will depend in part on our success in implementing our acquisition strategy. This strategy is limited to effecting acquisitions of profitable energy services companies. Our ability to implement this strategy will be dependent on our ability to identify, consummate and successfully assimilate acquisitions on economically favorable terms. In addition, acquisitions involve a number of special risks that could adversely effect our operating results, including the diversion of management’s attention, failure to retain key acquired personnel, risks associated with unanticipated events or liabilities, legal, accounting and other expenses associated with the each acquisition, some or all of which could increase our operating costs, reduce our revenues and cause a material adverse effect on our business, financial condition and results of operations. We have signed two letters of intent to acquire companies such as this as of the date of this Annual Report. We are currently completing due diligence on two acquisitions that we entered into letters of intent with during the 1st quarter of 2007.

Risks Specific to Our Industry

THE MARKETABILITY OF NATURAL RESOURCES WILL BE AFFECTED BY NUMEROUS FACTORS BEYOND OUR CONTROL.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

OIL AND GAS OPERATIONS ARE SUBJECT TO COMPREHENSIVE REGULATION WHICH MAY CAUSE SUBSTANTIAL DELAYS OR REQUIRE CAPITAL OUTLAYS IN EXCESS OF THOSE ANTICIPATED CAUSING AN ADVERSE EFFECT ON OUR COMPANY.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

EXPLORATION AND PRODUCTION ACTIVITIES ARE SUBJECT TO CERTAIN ENVIRONMENTAL REGULATIONS WHICH MAY PREVENT OR DELAY THE COMMENCEMENT OR CONTINUANCE OF OUR OPERATIONS.

In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry. We believe that our operations comply, in all material respects, with all applicable environmental regulations. Our operating partners maintain insurance coverage customary to the industry; however, we are not fully insured against all possible environmental risks.

EXPLORATORY DRILLING INVOLVES MANY RISKS AND WE MAY BECOME LIABLE FOR POLLUTION OR OTHER LIABILITIES WHICH MAY HAVE AN ADVERSE EFFECT ON OUR FINANCIAL POSITION.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

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

IF A MARKET WERE TO DEVELOP FOR OUR SHARES, THE SHARE PRICES MAY BE HIGHLY VOLATILE.

The market prices of equity securities of small companies have experienced extreme price volatility in recent years not necessarily related to the individual performance of specific companies. Factors such as announcements by us, or our competitors concerning products, technology, governmental regulatory actions, other events affecting energy companies generally and general market conditions may have a significant impact on the market price of our shares and could cause it to fluctuate substantially.

POSSIBLE ISSUANCE OF ADDITIONAL SHARES MAY IMPACT THE PRICE OF OUR STOCK SHOULD A PUBLIC TRADING MARKET EVER DEVELOP.

Our Certificate of Incorporation authorizes the issuance of 250,000,000 shares of common stock. Approximately 89% of our authorized common stock remains un-issued. Our Board of Directors has the power to issue any or all of such additional common stock without stockholder approval. Investors should be aware that any stock issuances might result in a reduction of the book value or market price, if any, of the then outstanding common stock. If we were to issue additional common stock, such issuance will reduce proportionate ownership and voting power of the other stockholders. Also, any new issuance of common stock may result in a change of control.

THE VALUE AND TRANSFERABILITY OF OUR SHARES MAY BE ADVERSELY IMPACTED BY THE LACK OF A TRADING MARKET FOR OUR SHARES AND THE PENNY STOCK RULES SHOULD SUCH A MARKET DEVELOP.

There is no current trading market for our shares and there can be no assurance that a trading market will develop, or, if such trading market does develop, that it will be sustained. To the extent that a market develops for our shares at all, they will likely appear in what is customarily known as the “pink sheets” or, assuming we are able to satisfy the requisite criteria, on the OTC Bulletin Board, which may limit their marketability and liquidity.

ITEM 2.	DESCRIPTION OF PROPERTY

Our prior business operations occupied 1,700 square feet of retail space in Altamonte Springs, Florida, and also served as our executive offices. Our rent for this location was approximately $3,900 per month and our five year lease expired on February 28, 2007.

Our principal executive offices are located at 30 Skyline Drive, Lake Mary, Florida 32746. We rent three offices on a month-to-month lease at a rate of approximately $1,650 per month in rent and incidentals.

Oil and Gas Properties

The following is a brief description of the oil and gas properties in which we held an interest as of December 31, 2006:

Non-Producing Oil and Gas Interests

Agreement	Approximate Acreage	Universal’s Interest	Country/Province
1097885 ALBERTA LTD	480	95% *	Canada, Alberta

*	Working interest.

Exploratory and Development Wells Drilled

We did not participate in the drilling of any wells during the last three fiscal years.

Miscellaneous

We are not obligated to provide quantities of oil or gas in the future under existing contracts or agreements. We have not filed any reports containing oil or gas reserve estimates with any federal or foreign governmental authority or agency within the past 12 months.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding or litigation. In addition, none of our property is the subject of a pending legal proceeding. We are not aware of any legal proceedings against the company or our property contemplated by any governmental authority.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the OTC Bulletin Board under the symbol “UVSE”.

For the periods indicated, the following table sets forth the high and low per share intra-day sales prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Fiscal Year 2006 *	High ($)	Low ($)
Fourth Quarter	$0.86	$0.78
Third Quarter	$0.80	$0.52
Second Quarter	$0.70	$0.60
First Quarter	$0.60	$0.60
Fiscal Year 2005*
Fourth Quarter	$0.60	$0.06
Third Quarter	$0.11	$0.04
Second Quarter	$0.06	$0.02
First Quarter	$0.02	$0.02

(*)	Prices adjusted to reflect 2.5:1 stock split effective March 14, 2007

Holders

As of April 10, 2007, we had approximately 420 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Madison Stock Transfer, Inc., 1688 East 16th Street, Suite #7, Brooklyn, New York 11229.

Dividends and Dividend Policy

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

Recent Sales of Unregistered Securities

On or about May 12, 2006, we entered into an agreement with Rhino Island Capital, Ltd., a BVI International Business Company. Rhino will be able to purchase up to 87,500,000 restricted shares of our common stock in a private offering pursuant at a fixed percentage of the closing bid price based on the terms and conditions set in the agreement. We issued 87,500,000 shares of our common stock in advance and in anticipation of the purchase of such shares by Rhino which have been placed in escrow with our transfer agent until conditions are met for release. Under the agreement we sold 694,445 shares of common stock for net proceeds of $43,500. The remaining 86,805,555 shares were cancelled.

On or about August 14, 2006, we entered into an agreement (the “Agreement”) with Mr. Isaac Rotnemer, an accredited investor. Mr. Rotnemer would be able to purchase up to 25,000,000 restricted shares of our common stock in a private offering pursuant to and based upon the terms and conditions set in the Agreement. The Company has sold 614,680 shares of common stock under this agreement for net proceeds of $53,477. On November 6, 2006, the remaining 24,385,320 shares held in escrow were cancelled.

On September 12, 2006, we sold 2,500,000 restricted shares of our common stock for total net proceeds of $150,000 to a single accredited investor. Subsequently, on September 15, 2006, the board of directors approved hiring this investor to serve as our Chief Executive Officer.

On October 6, 2006, the Company entered into a two-year employment agreement with Mr. Kevin Tattersall to be its chief exploration officer. As part of his compensation and pursuant to the agreement, we issued Mr. Tattersall 812,500 shares of common stock in the company. The stock issued to Mr. Tattersall is restricted as defined by the Securities Act of 1933, as amended. The shares will vest monthly over the term of the employment agreement and vesting is contingent upon continued employment with the Company. Any remaining unvested shares of common stock at the time of termination or resignation from the Company will be forfeited by the executive.

On October 15, 2006 we offered for sale 100 units for $1,500,000. Each unit, priced at $15,000, consists of fifty-thousand shares of common stock and a warrant to purchase up to fifty-thousand shares of our common stock at a purchase price of $0.40 per share. As of December 31, 2006 we had sold $375,000 in units to 12 accredited investors. Each of the investors had access to and was provided with relevant information concerning the company. The securities were exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

On our about December 11, 2006, we sold 5,000 restricted shares of our common stock for total net proceeds of $1,325.

Equity Compensation Plan

The following table summarizes our equity compensation plans as of December 31, 2006:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	—	—	—
Equity compensation plans not approved by shareholders	12,500,000	$0.78	25,000,000

Total:	12,500,000	$0.78	25,000,000

2006 Non-Statutory Stock Option Plan

The 2006 Non-Statutory Stock Option Plan was adopted by the Board of Directors on September 13, 2006. The plan was intended to advance the interests of the Company by encouraging and enabling eligible employees, non-employee directors, consultants and advisors to acquire proprietary interests in the Company, and by providing the participating employees, non-employee directors, consultants, and advisors with an additional incentive to promote the success of the Company. Under this plan, a maximum of 37,500,000 shares of our common stock, par value $0.0001, were authorized for issue. The vesting and terms of all of the options are determined by the Board of Directors and may vary by optionee; however, the term may be no longer than 10 years from the date of grant.

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

Corporate History

Our company was incorporated in the State of Delaware on January 4, 2002, under the name of “Universal Tanning Ventures, Inc.” On May 21, 2006, we changed our name to “Universal Energy Corp.” and became a company focused on the acquisition and development of oil and natural gas properties.

Plan of Operation

We are an independent diversified energy company engaged in the acquisition and development of crude oil and natural gas leases in the United States and Canada. We pursue oil and gas prospects in partnership with oil and gas companies with exploration, development and production expertise.

We plan to grow our business by acquiring (i) low risk in-field oil and gas rights that are primarily developmental in nature that offset existing production and (ii) energy services companies that when combined with our management expertise in that area will display strong top line growth and cash flows.

Since inception, we have funded our operations primarily from private placements of our common stock. Although we expect that, during the next 12 months, our operating capital needs will be met from our current economic resources and by additional private capital stock transactions, there can be no assurance that funds required will be available on terms acceptable to us or at all. Without additional financing, we expect that our current working capital will be able to fund our operations through October 2007. If we are unable to raise sufficient funds on terms acceptable to us, we may be unable to complete our business plan. If equity financing is available to us on acceptable terms, it could result in additional dilution to our stockholders.

As of March 15, 2007, we have yet to generate any revenues from operations of our new core business. From inception to December 31, 2006, we have accumulated losses of $1,373,600 and expect to incur further losses in the development of our business, all of which casts doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due.

Business

Since our commencement of oil and natural gas operations in August 2006, we have been engaged in the acquisition of leases and raising capital with which to fund lease acquisition and development. Our principal uses of capital consist of our acquisition of oil and natural gas properties and the costs of developing those properties. Since we do not act as an operator, we typically hold working interests in various projects which require us to pay our pro rata share of the costs of drilling and completing each prospect. We expect to derive revenue from (i) the sale of oil and natural gas from the prospects in which we invest and (ii) energy services companies that we may acquire.

In September 2006, we entered into a Seismic Option, Farmout and Net Carried Interest Agreement on lands known as the Nisku Reef Project (“Nisku Reef”) with 1097885 Alberta Ltd. (“Alberta Ltd.”). The lands are located in North Central Alberta. We will earn a 95 percent interest in the prospect by completing a test well prior to July 15, 2007, subject to a 15 percent convertible gross overriding royalty. Concurrent with the execution of the Agreement, we deposited $135,500 (approximately $150,000 Canadian Dollars) into an escrow account. The funds will be used, pursuant to the Agreement, to execute the seismic and magnetic telluric programs for the Nisku Reef Project. Within 60 days after the Company has completed and reviewed the seismic and magnetic telluric programs, we will have the first right to make an election to drill a well at a location of its choice. Based on the Agreement, the

Company has until July 15, 2007 to commence drilling of its first test well. During the 4th quarter of 2006 and the 1st quarter of 2007, we have begun developing this prospect by executing the 3-D seismic and magnetic telluric programs as defined in the agreement with Alberta Ltd. We believe that we will complete this program during the 2nd quarter of 2007.

Consistent with our growth strategy, on January 25, 2007, we entered into a Letter of Intent to acquire Powertown Line Construction, LLC, a Florida corporation based in St. Petersburg. PowerTown Line Construction provides installation and maintenance of power lines used in the transmission and distribution of energy to end users. Also, on February 6, 2007, we entered into a Letter of Intent to acquire Williston Crane, LLC, a Florida based energy services provider.

In April 2007, we signed a participation agreement with Yuma Exploration and Production Company to expand our oil and gas exploration and production segment of the company into Southeastern Louisiana. This prospect, named Caviar, lies in the prolific Middle Miocene Trend, which is located in the Plaquemines Parish of Southeastern Louisiana. Drilling is scheduled to begin on this project this summer to achieve wells between 9,000 and 11,000 feet deep. The potential in this oil-rich area of the United States is very positive, based on the production history of existing wells in the area.

CONSOLIDATED FINANCIAL INFORMATION

	2006	2005
Selling, General and Administrative	$762,100	$110,600
Gain (loss) from discontinued operations	$(10,700)	$38,800

Comparison of the fiscal year ended December 31, 2006 and December 31, 2005.

Selling, General and Administrative. Selling, general and administrative expenses for the fiscal year ended December 31, 2006 increased $651,500 to $762,100 from $110,600 for the same period in 2005. During 2006, the non-cash expense for the amortization of stock based compensation was approximately $478,000 compared to $0 in 2005. The remaining additional increase was primarily attributable to increased wages, travel and other acquisition costs associated with changing the direction of the company to pursue oil and gas prospects.

Discontinued Operations. Gain (loss) from discontinued operations for the fiscal year ended December 31, 2006 increased $49,500 to $(10,700) from $38,800 for the same period in 2005. During 2006, the increase in loss was primarily attributable to a loss of a significant portion of the business and increased administrative costs as the prior operations of the company were winding down.

Net Loss. Net loss for 2006 was approximately $773,000 compared to $71,800 for 2005. The increase in our net loss was due to the reasons described herein above.

Liquidity and Capital Resources

Net cash used by operating activities totaled approximately $329,000 during the fiscal years ended December 31, 2006, compared to net cash used of approximately $54,300 for the fiscal year ended December 31, 2005. The increase in cash used in operating activities is a result of additional losses incurred with changing the direction of the company to pursue oil and gas prospects.

Net cash provided by discontinued operating activities totaled approximately $61,600 during the fiscal year ended December 31, 2006, compared to net cash provided by discontinued operation of approximately $26,400 for the same period in 2005.

Cash used in investing activities from discontinued operations totaled $0 and approximately $3,000 during the fiscal year ended December 31, 2006 and 2005, respectively. Capital expenditures in 2005 were primarily comprised of the purchasing of lamps for current equipment in our single tanning salon. Net cash used in investing activities is largely attributable to capital expenditures for tanning equipment to maintain our current equipment. We have no material commitments for capital expenditures.

Net cash provided by financing activities totaled approximately $834,100 and $19,500 during the fiscal years ended December 31, 2006 and 2005, respectively. During 2006, financing activities consisted of proceeds from the sale of our common stock.

At December 31, 2006 we had cash balances in the amount of approximately $450,900. Our principal source of funds has been cash generated from financing activities.

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

Stock-Based Compensation. During the first quarter of 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” using the modified prospective method of transition. Under SFAS No. 123R, the estimated fair value of stock options or restricted stock granted under our Stock Option Plans is recognized as expense. The estimated fair value of stock options is expensed on a straight-line basis over the expected term of the option.

The estimated fair value of each option grant is determined on the date of grant using the Black-Scholes option pricing model. The Black-Scholes model is dependent upon key inputs estimated by management, including the expected term of an option and the expected volatility of our common stock price over the expected term. The risk-free interest rate is based on the yield on zero-coupon U.S. treasury securities at the time of grant for a period commensurate with the expected term. The expected volatility is calculated using the Black-Scholes model based on the historic monthly closing prices for a period commensurate with the expected term, which is the same method used both prior and subsequent to the adoption of SFAS 123R. Changes in the subjective assumptions could materially affect the estimated fair value of an option and consequently the amount of stock option expense recognized in the Company’s results of operations.

Full Cost Method. The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool. As of December 31, 2006, the Company had no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made, the Company assesses quarterly whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

Net operating loss carryforwards. We have not recognized the benefit in our financial statements with respect to the approximately $1,365,800 net operating loss carryforward for federal income tax purposes as of December 31, 2006. This benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons; including the potential that we might not have sufficient profits to use the carryforward or that the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation as a result of capital transactions occurring in 2006 or otherwise, we may be liable for back taxes, interest and, possibly, penalties prospectively.

Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued FAS 155, “Accounting for Certain Hybrid Financial Instruments,” which clarifies when certain financial instruments and features of financial instruments must be treated as derivatives and reported on the balance sheet at fair value with changes in fair value reported in net income. We will implement FAS 155 beginning with financial instruments acquired on or after January 1, 2007, which is the effective date of FAS 155. We do not expect the adoption of FAS 155 to have a material impact on our financial position at our date of adoption. However, FAS 155 may affect future income recognition for certain financial instruments that contain certain embedded derivatives as any changes in their fair values will be recognized in net income each period.

On July 13, 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006, and the Company will adopt FIN No. 48 as of the beginning of the Company’s 2007 fiscal year. The Company is assessing the impact the adoption of FIN No. 48 will have on the Company’s consolidated financial position and results of operations. The Company does not believe there will be an adverse effect on the Company’s financial results.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, thus it will start affecting the Company on January 1, 2008, the beginning of the Company’s 2008 fiscal year. The Company is assessing the impact the adoption of SFAS No. 157 will have on the Company’s consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to measure eligible assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS 159 on January 1, 2008, and have not yet determined the impact, if any, on our consolidated financial statements.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7.	FINANCIAL STATEMENTS

The financial statements required to be filed hereunder are set forth on pages F-1 through F-13 and are incorporated herein by this reference.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

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

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names of our executive officers and directors, their ages as of March 1, 2006, and the positions currently held by each are as follows:

Name	Age	Position
Billy R. Raley	50	Chief Executive Officer and Director
Dyron M. Watford	31	Chief Financial Officer and Director
Kevin Tattersall	46	Chief Exploration Officer

Biographies of Executive Officers and Directors

Billy R. Raley, was appointed to serve as CEO in September 2006. Prior to joining Universal, Mr. Raley was the Regional Vice President for Progress Energy Florida, Inc., a Progress Energy Company. At Progress, Mr. Raley was responsible for operations and community relations throughout a six-county area in Central Florida. His team consisted of 400 company employees and 200 contract employees, most of who were responsible for distribution construction and operations to nearly 400,000 customers. Prior to joining Progress Energy Florida in 2002, Mr. Raley held the position of Vice President of Transmission for Carolina Power & Light, also a Progress Energy Company. In that position, he was responsible for the construction and maintenance of all transmission facilities in North and South Carolina. He also provided oversight for all transmission engineering and maintenance for the Florida transmission system. Mr. Raley’s background is comprised of over 25 years of electric utility industry experience, including expertise in the areas of Transmission and Distribution Operations, Construction and Maintenance, and Nuclear Generation. Mr. Raley currently serves as a trustee of Stetson University and is the Chairman of the Foundation Board of Seminole Community College. He also serves on the Board of Directors of the Florida Blood Centers and the Cystic Fibrosis Executive Committee. He is a member of the Board of Directors and is Chair-Elect of the Seminole Regional Chamber of Commerce. Mr. Raley was recently awarded “Business Person of the Year” for Seminole County.

Dyron M. Watford, a Certified Public Accountant, was appointed to serve as our Principal Accounting Officer and was elected to serve as a director of the company in November 2002. In September 2006, Mr. Watford was appointed to serve as our Chief Financial Officer and Chairman. Since August 2000, Mr. Watford has served as the president, sole stockholder and director of Sirus Capital Corp, Inc., a consulting company providing financial services to existing and emerging private and public companies. From December 1998 to August 2000, Mr. Watford was an auditor for Arthur Andersen, LLP. Mr. Watford obtained a Master of Business Administration degree from the University of Central Florida in December 1998.

Kevin Tattersall, was appointed to serve as our Chief Exploration Officer in October 2006. Mr. Tattersall has over 25 years of experience in the resource exploration business with the last 10 years being focused on the oil and gas industry. Mr. Tattersall’s resource exploration experience began in the late seventies where he worked for many years in the field as a geophysical/ geochemical exploration consultant for various mining companies. His duties included applying magnetic and induced polarization field surveys along with intensive soil geochemistry sampling programs. Mr. Tattersall is currently the president and chief executive officer of Angels Exploration Fund Inc., a drilling investment fund that has been successful in financing numerous tax deductible drilling programs for natural gas exploration in Northern Alberta. Mr. Tattersall was VP Operations for Maverick Resources Inc., a private Oil and Gas exploration company based in Calgary Alberta from 2000 to 2005. Mr. Tattersall consults in the field as an independent drilling and completions consultant applying the latest drilling and completion techniques used in the oil & gas fields of Alberta and northeastern British Columbia. Mr. Tattersall is certified in basic reservoir engineering through OGCI Tulsa Oklahoma as well as being certified in oil & gas drill site supervision and well completions through the Petroleum Institute of Calgary Alberta.

Section 16(a) Beneficial Ownership Reporting Compliance.

Based solely upon a review of Forms 3 and 4 (there have been no amendments) furnished to the Company during the year ended December 31, 2006 (no Forms 5 having been furnished with respect to such year) and written representation furnished to the Company as provided in paragraph (b)(2)(i) of Item 405 of Form 10-KSB, there are no persons who need to be identified under this Item as having failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year.

Code of Ethics

We adopted the Universal Energy Corp. Code of Ethics for the CEO and CFO (the “finance code of ethics”), a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and other finance organization employees. A copy of the finance code of ethics may be obtained from the Company, free of charge, upon written request delivered to the Company’s Investor Relations Department, c/o Universal Energy Corp., 30 Skyline Drive, Lake Mary, Florida 32746. If we make any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, our Principal Financial Officer or controller, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

ITEM 10.	EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in the last completed fiscal year for our principal executive officer and each other executive officer serving as such whose annual compensation exceeded $100,000 as of the end of the last completed fiscal year. Such officers are referred to herein as our “Named Executive Officers.”

Summary Compensation Table

Name and principal position	Year	Salary($) (1)	Bonus($)	Stock Awards ($)	Option Awards ($)(2)(3)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Billy Raley
Chief Executive Officer	2006	28,000	—	—	2,437,000	—	—	—	2,465,000
Dyron Watford
Chief Financial Officer	2006	21,000	—	—	2,437,000	—	—	6,000	2,464,000
Kevin Tattersall
Chief Exploration Officer	2006	15,000	—	646,750	—	—	—	—	661,750

TOTAL		64,000	—	646,750	4,874,000	—	—	6,000	5,590,750

(1)	Salaries are provided for that part of 2006 during which each Named Executive Officer served as such.
(2)	Granted under the terms of our 2006 Non-Statutory Stock Option Plan.
(3)	We used the Black-Scholes option pricing model to determine the fair value of all 2006 option grants.

Messrs. Watford and Raley were granted stock options on September 14, 2006 and September 15, 2006, respectively, which vest and therefore become exercisable on a pro rata basis monthly over three years from the date of grant, commencing on their date of hire. We valued the stock grant based on the following assumptions:

Dividend Yield (per share)	$0.00
Volatility (%)	71.3%
Risk-free Interest Rate (%)	4.625%
Expected Life	3.0 years
Forfeiture Rate	15%

Accordingly, the weighted average fair value per option at the grant date is $0.39.

Mr. Tattersall was granted a stock award as part of his employment agreement on October 6, 2006. The restricted shares vest pro rata basis monthly over three years from the date of grant, commencing on their date of hire. We valued the stock grant based on the closing price of our stock on the date of hire.

Accordingly, the fair value per share is $0.66.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each of our Named Executive Officers as of December 31, 2006.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Share or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Billy Raley	86,806	—	—	0.78	9/30/2011	—	—	—	—
	173,611	—	—	0.78	10/30/2011	—	—	—	—
	173,611	—	—	0.78	11/30/2011	—	—	—	—
	173,611	—	—	0.78	12/31/2011	—	—	—	—

TOTAL	607,639	—	—			—	—	—	—

Dyron Watford	86,806	—	—	0.78	9/30/2011	—	—	—	—
	173,611	—	—	0.78	10/30/2011	—	—	—	—
	173,611	—	—	0.78	11/30/2011	—	—	—	—
	173,611	—	—	0.78	12/31/2011	—	—	—	—

TOTAL	607,639	—	—			—	—	—	—

Kevin Tattersall	—	—	—	—	—	—	—	728,750	765,188

TOTAL	—	—	—	—	—	—	—	728,750	765,188

Directors Compensation

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

Employment Agreements

Chief Executive Officer

Effective September 14, 2006, we entered into an employment agreement with Billy R. Raley as chief executive officer. Mr. Raley became a director as of December 14, 2006. Mr. Raley’s employment agreement was for an initial term of two years and provided for an annual base salary of $96,000 (payable commencing September 15, 2006), an award of options to purchase up to 6,250,000 shares of common stock and certain bonus compensation, including a discretionary bonus as determined by the board of directors. If we terminated Mr. Raley’s employment other than for cause, we would have been obligated to pay the product of the sum of the Executive’s then Base Salary plus the amount of the highest annual bonus or other incentive compensation payment theretofore made by the Company to the Executive, multiplied times (y) one.

Chief Financial Officer

Effective September 14, 2006, we entered into an employment agreement with Dyron M. Watford as chief financial officer. Mr. Watford, who was already a director, became the chairman of the board as of that date. Mr. Watford’s employment agreement was for an initial term of two years and provided for an annual base salary of $72,000 (payable commencing September 15, 2006), an award of options to purchase up to 6,250,000 shares of common stock and certain bonus compensation, including a discretionary bonus as determined by the board of directors. If we terminated Mr. Watford’s employment other than for cause, we would have been obligated to pay the product of the sum of the Executive’s then Base Salary plus the amount of the highest annual bonus or other incentive compensation payment theretofore made by the Company to the Executive, multiplied times (y) one.

Chief Exploration Officer

Effective October 6, 2006, we entered into an employment agreement with Kevin Tattersall as chief exploration officer. Mr. Tattersall’s employment agreement was for an initial term of two years and provided for an annual base salary of $60,000 (payable commencing October 6, 2006), an award of 812,500 shares of restricted stock and certain bonus compensation, including a discretionary bonus as determined by the board of directors. If we terminated Mr. Tattersall’s employment other than for cause, we would have been obligated to pay one month base salary to the executive.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth beneficial ownership information as of March 1, 2007 for shares of our capital stock or rights to acquire shares of our capital stock exercisable within 60 days beneficially owned by:

•	our chief executive officer and other executive officers whose salary and bonuses for 2006 exceeded $100,000 and whose annualized salary exceeds $100,000;

•	each director;

•	our directors and executive officers as a group; and

•	each person who is known by us to beneficially own more than 5% of the outstanding shares of our common stock and other classes of voting stock.

Percentage ownership in the following table is based on 28,044,720 shares of common stock outstanding as of April 13, 2006. A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from the date of this Annual Report upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants or other convertible securities included in that person’s holdings, but not those underlying shares held by any other person.

To our knowledge, each person, along with his or her spouse, has sole voting and investment power over the shares unless otherwise noted.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Billy Raley(2)	3,802,083	13.5%

Dyron M. Watford(3)	2,864,583	10.2%

Kevin Tattersall(4)	219,166	0.8%

All officers and directors as a group (3 persons)	6,885,832	24.5%

Beneficial Owners of More than 5% of the Company’s Common Stock

Glen Woods(5)	5,625,000	20.1%

Charissa Ioppolo(6)	1,562,000	5.6%

(1)	Calculated pursuant to Rule 13d-3 of the Rules and Regulations under the Exchange Act. Percentages shown for all officers and directors as a group are calculated on an aggregate basis and percentages shown for individuals are rounded to the nearest one-tenth of one percent. The mailing address for each of the directors and officers is c/o Universal Energy Corp, 30 Skyline Drive, Lake Mary, Florida 32746.
(2)	Includes 1,302,083 shares of common stock issuable upon the exercise of stock options vested through 5/1/07
(3)	Includes 1,302,083 shares of common stock issuable upon the exercise of stock options vested through 5/1/07
(4)	Includes 135,416 shares of restricted common stock pursuant to Mr. Tattersall’s employment contract that vested through 5/1/07.
(5)	Mr. Woods address is 4044 W. Lake Mary Blvd., #104-347, Lake Mary, Florida 32746.
(6)	Mrs. Ioppolo’s address is #362, 4044 W. Lake Mary Boulevard, Unit 104, Lake Mary, Florida

32746-2012.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On September 12, 2006, we sold 2,500,000 restricted shares of our common stock for total net proceeds of $150,000 to a single accredited investor. Subsequently, on September 15, 2006, the board of directors approved hiring this investor to serve as our Chief Executive Officer.

Other than the transaction listed above, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

ITEM 13.	EXHIBITS

Exhibits and Financial Statements.

(A)	Financial Statements and Schedules

See “Index to Financial Statements”

(B)	Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1

Form of Articles of Incorporation of Universal Tanning Ventures, Inc. (previously filed in registration statement on Form SB-2 File No. 333-101551, filed with the Securities and Exchange Commission on November 27, 2002).

3.2	By-laws of Universal Tanning Ventures (previously filed in registration statement on Form SB-2 File No. 333-101551, filed with the Securities and Exchange Commission on November 27, 2002).

3.3	Certificate of Renewal and Revival, filed June 23, 2006 (previously filed with Form 10-QSB, filed with the Securities and Exchange Commission on August 14, 2006).

3.4	Certificate of Amendment of Certificate of Incorporation, filed June 23, 2006 (previously filed with Form 10-QSB, filed with the Securities and Exchange Commission on August 14, 2006).

10.1

Investment Advisory Agreement, dated as of May 5, 2006, by and among Universal Tanning Ventures, Inc. and Galileo Asset Management SA (previously filed with Form 10-QSB, filed with the Securities and Exchange Commission on August 14, 2006).

10.2

Stock Purchase Agreement, dated as of May 6, 2006, by and among Universal Tanning Ventures, Inc. and Rhino Island Capital, Ltd. (previously filed with Form 10-QSB, filed with the Securities and Exchange Commission on August 14, 2006).

10.3

Share Deposit Escrow Agreement, dated as of May 6, 2006, by and among Universal Tanning Ventures, Inc., Rhino Island Capital, Ltd. and Madison Stock Transfer, Inc. (previously filed with Form 10-QSB, filed with the Securities and Exchange Commission on August 14, 2006).

10.4

Stock Purchase Agreement, dated August 14, 2006, between Universal Energy Corp. and Mr. Isaac Rotnemer (previously filed on Form 8-K, filed with the Securities and Exchange Commission on August 18, 2006).

10.5	2006 Non-Statutory Stock Option Plan, dated September 13, 2006 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 18, 2006).

10.6

Employment Agreement, dated as of September 14, 2006, by and between Universal Energy Corp. and Dyron M. Watford (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 18, 2006).

10.7

Stock Option Agreement between Universal Energy Corp. and Dyron M. Watford, dated September 14, 2006 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 18, 2006).

10.8

Employment Agreement, dated as of September 15, 2006, by and between Universal Energy Corp. and Billy Raley (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 18, 2006).

10.9	Stock Option Agreement between Universal Energy Corp. and Billy Raley, dated September 15, 2006 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 18, 2006).

10.10

Seismic Option, Farmout and Net Carried Interest Agreement between 1097885 Alberta Ltd., 0700667 BC Ltd., and Universal Energy Corp., dated September 22, 2006 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 26, 2006).

10.11

Employment Agreement, dated as of October 6, 2006, by and between Universal Energy Corp. and Kevin Tattersall (previously filed on Form 8-K, filed with the Securities and Exchange Commission on October 12, 2006).

14	Code of Ethics (previously filed on Form 10-KSB, filed with the Securities and Exchange Commission on March 29, 2004).

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Financial Officer and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(C)	Reports on Form 8-K

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Tedder, James, Worden & Associates, P.A. as the Company’s independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Tedder, James, Worden & Associates, P.A. in 2006 were approved by the Board of Directors. The following table presents fees for audit services rendered by Tedder, James, Worden & Associates, P.A. for the audit of the Company’s annual financial statements for the years ended December 31, 2006 and December 31, 2005 and fees billed for other services rendered by Tedder, James, Worden & Associates, P.A. during those periods.

	Fiscal 2006	Fiscal 2005
Audit Fees(1)	$ 27,000	$ 25,100
Audit-Related Fees(2)	-0-	-0-
Tax Fees(3)	-0-	-0-

Subtotal	$ 27,000	$ 25,100

All other Fees(4)	-0-	-0-

Total	$ 27,000	$ 25,100

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

UNIVERSAL ENERGY CORP.

Dated: April 16, 2007

	By:	/S/ Billy R. Raley
	Name:	Billy R. Raley
	Title:	CEO and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

UNIVERSAL ENERGY CORP.

Dated: April 16, 2007

	By:	/S/ Billy R. Raley
	Name:	Billy R. Raley
	Title:	CEO and Director

	By:	/S/ Dyron Watford
	Name:	Dyron Watford
	Title:	CFO and Director

UNIVERSAL ENERGY CORP. AND SUBSIDIARY

Consolidated Financial Statements

December 31, 2006 and 2005

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of

UNIVERSAL ENERGY CORP. AND SUBSIDIARY:

We have audited the accompanying consolidated balance sheet of UNIVERSAL ENERGY CORP. and Subsidiary as of December 31, 2006, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UNIVERSAL ENERGY CORP. and Subsidiary as of December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred net losses and negative cash flows from operations since inception. These factors, and the need for additional financing in order for the Company to meet its business plans, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tedder, James, Worden & Associates, P.A.

Orlando, Florida

April 13, 2007

UNIVERSAL ENERGY CORP.

AND SUBSIDIARY

Consolidated Balance Sheet

December 31, 2006

Assets
Current assets:
Cash	$450,850
Funds held in escrow	25,206
Prepaid expenses	12,946
Current assets of discontinued operations – Note 10	7,600

Total current assets	496,602

Oil and gas properties, unproven – Note 5	106,929

Total assets	$603,531

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,899
Accrued expenses	13,843
Current liabilities of discontinued operations	42,598

Total current liabilities	86,340

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, $0.0001 par value, 250,000,000 shares authorized, 26,263,957 shares issued and outstanding	2,626
Additional paid-in capital	1,888,144
Accumulated deficit	(1,373,579)

Total stockholders’ equity	517,191

Total liabilities and stockholders’ equity	$603,531

See accompanying notes to consolidated financial statements.

UNIVERSAL ENERGY CORP.

AND SUBSIDIARY

Consolidated Statements of Operations

For the years ended December 31, 2006 and 2005

	2006	2005
Revenue	$—	$—
Cost of revenue	—	—

Gross profit	—	—
Selling, general and administrative expenses	762,095	110,552

Loss from continuing operations	(762,095)	(110,552)
Discontinued operations (Note 10)
Income from operations of discontinued operations	12,742	38,783
Loss on disposal of discontinued operations	(23,460)	—

Gain (loss) from discontinued operations	(10,718)	38,783

Net loss	$(772,813)	$(71,769)

Weighted average common shares outstanding	20,789,605	18,912,500

Net loss per share from continuing operations – basic and diluted	$(0.04)	$(0.00)

Net gain (loss) per share from discontinued operations – basic and diluted	$(0.00)	$0.00

See accompanying notes to consolidated financial statements.

UNIVERSAL ENERGY CORP.

AND SUBSIDIARY

Consolidated Statements of Stockholders’ (Deficit) Equity

For the Years ended December 31, 2006 and 2005

	Common Stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Par Value
Balances, December 31, 2004	18,912,500	$1,892	$553,559	$(528,997)	$26,454

Net loss	—	—	—	(71,769)	(71,769)

Balances, December 31, 2005	18,912,500	1,892	553,559	(600,766)	(45,315)

Issuance of common stock for cash, net of issuance costs	7,256,665	725	856,399	—	857,124

Compensation expense-stock option issuances	—	—	402,741	—	402,741

Compensation expense for stock grant per employment agreement	94,792	9	75,445	—	75,454

Net loss	—	—	—	(772,813)	(772,813)

Balances, December 31, 2006	26,263,957	$2,626	$1,888,144	$(1,373,579)	$517,191

See accompanying notes to consolidated financial statements.

UNIVERSAL ENERGY CORP.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:

Net loss	$(772,813)	$(71,769)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense – stock grants	75,454	—
Stock compensation expense – stock option grants	402,741	—
Increase in assets:
Funds held in escrow	(25,206)	—
Prepaid expenses	(12,946)	—
Increase (decrease) in liabilities:
Accounts payable	(18,998)	17,472
Accrued expenses	13,843	(36)

Net cash used in operating activities of continuing operations	(337,925)	(54,333)
Net cash provided by discontinued operations	61,580	26,352

Net cash used in operating activities	(276,345)	(27,981)

Cash flows from investing activities:
Oil and gas properties	(106,929)	—

Net cash used in investing activities of continuing operations	(106,929)	—
Net cash used in investing activities of discontinued operations	—	(2,981)

Net cash used in investing activities	(106,929)	(2,981)

Cash flows from financing activities:
Net proceeds from issuances of common stock	857,124	—
Repayments of advances from stockholder	(34,880)	—
Proceeds from advances from stockholder	11,880	19,500

Net cash provided by financing activities	834,124	19,500

Net increase (decrease) in cash	450,850	(11,462)

Cash, beginning of period	$—	11,462

Cash, end of period	$450,850	$—

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$117

See accompanying notes to consolidated financial statements.

UNIVERSAL ENERGY CORP.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006

NOTE 1 – ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

Reporting Entity. Universal Energy Corp. and Subsidiary (“Universal” or the “Company”) were incorporated in the State of Delaware on January 4, 2002 and January 24, 2002, respectively. The Company is authorized to issue 250,000,000 shares of common stock, par value $0.0001. The Company’s office is located in Lake Mary, Florida. Universal Energy Corp. is an independent energy company engaged in the acquisition and development of crude oil and natural gas leases in the United States and Canada.

Principles of Consolidation. The Company’s consolidated financial statements for the periods ended December 31, 2006 and 2005, include the accounts of its wholly owned subsidiary UT Holdings, Inc., a Delaware corporation. All intercompany balances and transactions have been eliminated.

Discontinued Operations. Due to our inability to expand our tanning operations, on May 21, 2006, the Board of Directors approved changing the business direction from operating our single tanning salon to fully pursuing plans to acquire and develop oil and natural gas properties. The Company sold the assets of its tanning business in February 2007. The results of operations from the tanning salon are included in discontinued operations on the consolidated statements of operations.

Name Change. On May 21, 2006 a majority of the stockholders approved changing the name of the Company from “Universal Tanning Ventures, Inc.” to “Universal Energy Corp.” and increasing the number of shares of our capital stock we are authorized to issue to 250,000,000 shares, of which all 250,000,000 shares will be Common Stock.

Stock-Split. On February 20, 2007, the Company declared a two and one-half-for-one stock split in the form of a stock dividend, payable March 14, 2007 to stockholders of record as of March 13, 2007. The Company retained the current par value of $0.0001 for all shares of common stock. Stockholders’ equity has been restated to give retroactive recognition to the stock split in prior periods by reclassifying from additional paid-in-capital to common stock the par value of the 11,347,500 shares arising from the split. Except where and as otherwise stated to the contrary in this annual report, all share and prices per share have been adjusted to give retroactive effect to the change in the price per share of the common stock resulting from the two and one-half-for-one forward split of the common stock that took effect on March 14, 2007.

NOTE 2 – BASIS OF PRESENTATION

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since January 4, 2002 (date of inception), which losses have caused an accumulated deficit of approximately $1,373,600 as of December 31, 2006. In addition, the Company has consumed cash in its continuing operating activities of approximately $337,900 and $54,300 for the years ended December 31, 2006 and 2005, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management has been able, thus far, to finance the losses, as well as the growth of the business, mostly through private placements of our common stock. The Company is continuing to seek other sources of financing and attempting to increase revenues by acquiring energy services businesses that will augment our petroleum and natural gas prospect in Alberta, Canada that we are continuing to develop. Conversely, the ongoing development of our petroleum and natural gas prospect in Alberta, Canada along with the costs associated with attempting to acquire energy services companies will likely result in operating losses for the foreseeable future. There are no assurances

UNIVERSAL ENERGY CORP.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 2 – BASIS OF PRESENTATION, CONTINUED

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Loss per Share. The Company utilizes Financial Accounting Standards Board Statement No. 128, “Earnings Per Share.” Statement No. 128 requires the presentation of basic and diluted loss per share on the face of the statement of operations. Basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company’s common stock warrants and options have been excluded from the diluted loss per share computation since their effect is anti-dilutive.

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

Stock Based Compensation. Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which requires the Company to record as an expense in its financial statements the fair value of all stock-based compensation awards. The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees using the “modified prospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS No. 123(R) for all unvested awards granted prior to the effective date of SFAS No. 123(R). During 2005, no share-based payments were granted under the Company’s stock option plan and

UNIVERSAL ENERGY CORP.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

therefore the Company did not have any share-based compensation expense under the modified prospective method for that period.

Fair Value of Financial Instruments. The carrying amount of accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments.

NOTE 4 – FUNDS HELD IN ESCROW

On September 22, 2006, the Company and 1097885 Alberta Ltd. executed a Seismic Option, Farmout and Net Carried Interest Agreement (the “Agreement”) on certain lands located in North Central Alberta herein known as the “Nisku Reef Project”. Concurrent with the execution of the Agreement, the Company deposited $135,500 (approximately $150,000 Canadian Dollars) into an escrow account. The funds will be used, pursuant to the Agreement, to execute the seismic and magnetic telluric programs for the Nisku Reef Project. Within 60 days after the Company has completed and reviewed the seismic and magnetic telluric programs, the Company shall have the first right to make an election to drill a well at a location of its choice. As of December 31, 2006, the Company had approximately $25,200 remaining in this account.

NOTE 5 – OIL AND GAS PROPERTIES, UNPROVEN

The total costs incurred and excluded from amortization are summarized as follows:

				Net Carrying Value December 31,
	Acquisition	Exploration	Impairment Loss	2006	2005
Canadian properties	$—	$106,929	$—	$106,929	$—

Totals	$—	$106,929	$—	$106,929	$—

All of the Company’s oil and gas properties are unproven and are located in Canada

In September 2006, we acquired property located in the Pembina oil field in an area that is concentrated with Nisku Pinnacle Reef occurrence. We have an agreement to earn a 95% working interest in 480 acres of leased lands by drilling a test well to the base of the Nisku formation, subject to a convertible 15.0% GORR (gross overriding royalty) to the lease holder. The allowable 160 acre spacing does permit for up to three wells to be drilled on this prospect. The costs of this property will not be amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made, the Company assesses quarterly whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties. As of December 31, 2006, no impairment has occurred.

NOTE 6 – ADVANCES FROM STOCKHOLDER

Dyron Watford, a CFO, Chairman and Director of the Company, advanced $11,880 to the Company for purposes of meeting general and administrative expenses during the year ended December 31, 2006. During 2006, the Company repaid $34,880 of these and prior advances from Mr. Watford. The advances bore no interest and were payable upon demand. As of December 31, 2006, no amounts are due to Mr. Watford.

UNIVERSAL ENERGY CORP.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 7 – STOCKHOLDERS’ EQUITY

On May 21, 2006 a majority of the stockholders approved increasing the number of shares of our capital stock we are authorized to issue to 250,000,000 shares.

On February 20, 2007, the Company declared a two and one-half-for-one stock split in the form of a stock dividend, payable March 14, 2007 to stockholders of record as of March 13, 2007. The Company retained the current par value of $0.0001 for all shares of common stock. Stockholders’ equity has been restated to give retroactive recognition to the stock split in prior periods by reclassifying from additional paid-in-capital to common stock the par value of the 15,758,374 shares arising from the split. Except where and as otherwise stated to the contrary in this annual report, all share and prices per share have been adjusted to give retroactive effect to the change in the price per share of the common stock resulting from the two and one-half-for-one forward split of the common stock that took effect on March 14, 2007.

On or about May 12, 2006, we entered into an agreement with Rhino Island Capital, Ltd., a BVI International Business Company. Rhino will be able to purchase up to 87,500,000 restricted shares of our common stock in a private offering pursuant at a discount to the closing bid price based on the terms and conditions set in the agreement. We issued 87,500,000 shares of our common stock in advance and in anticipation of the purchase of such shares by Rhino which have been placed in escrow with our transfer agent until conditions are met for release. Under the agreement we sold 694,445 shares of common stock for net proceeds of $43,500. The remaining 86,805,555 shares were cancelled.

On or about August 14, 2006, we entered into an agreement (the “Agreement”) with Mr. Isaac Rotnemer, an accredited investor. Mr. Rotnemer would be able to purchase up to 25,000,000 restricted shares of our common stock in a private offering pursuant to and based upon the terms and conditions set in the Agreement. The Company has sold 614,680 shares of common stock under this agreement for net proceeds of $53,477. On November 6, 2006, the remaining 24,385,320 shares held in escrow were cancelled due to not meeting the minimum funding requirements of the Agreement.

On September 12, 2006, we sold 2,500,000 restricted shares of our common stock for total net proceeds of $150,000 to a single accredited investor. Subsequently, on September 15, 2006, the board of directors approved hiring this investor to serve as our Chief Executive Officer.

On October 6, 2006, the Company entered into a two-year employment agreement with Mr. Kevin Tattersall to be its chief exploration officer. As part of his compensation and pursuant to the agreement, we issued Mr. Tattersall 812,500 shares of common stock in the company. The stock issued to Mr. Tattersall is restricted as defined by the Securities Act of 1933, as amended. The shares will vest monthly over the term of the employment agreement and vesting is contingent upon continued employment with the Company. Any remaining unvested shares of common stock at the time of termination or resignation from the Company will be forfeited by the executive. At the date of issuance, the shares were valued at the closing bid price on October 6, 2006 at $0.80. As of December 31, 2006, the Company recorded approximately $75,500 as compensation expense under this agreement.

On October 15, 2006 we offered for sale 100 units for $1,500,000. Each unit was offered at $15,000 per unit and consisted of fifty-thousand shares of common stock and a warrant to purchase up to fifty-thousand shares of our common stock at a purchase price of $0.40 per share. As of December 31, 2006 we had sold $375,000 in units to 12 accredited investors. Each of the investors had access to and was provided with relevant information concerning the company. The securities were exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended.

UNIVERSAL ENERGY CORP.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 7 – STOCKHOLDERS’ EQUITY, CONTINUED

On our about December 11, 2006, we sold 5,000 restricted shares of our common stock for total net proceeds of $1,325.

During December 2006, we sold 2,192,540 restricted shares of our common stock for total net proceeds of $233,822 to accredited investors.

Warrants. As of December 31, 2006, the company had 25 warrants outstanding, each convertible into 50,000 shares of common stock at a purchase price of $0.40 per share.

NOTE 8 – STOCK OPTION PLAN

The 2006 Non-Statutory Stock Option Plan was adopted by the Board of Directors on September 13, 2006. Under this plan, a maximum of 37,500,000 shares of our common stock, par value $0.0001, were authorized for issue. The vesting and terms of all of the options are determined by the Board of Directors and may vary by optionee; however, the term may be no longer than 10 years from the date of grant.

In September 2006, the Company awarded 12,500,000 stock options to certain employees, officers, and directors for services rendered. Under FASB Statement No. 123R, “Share-Based Payment,” these options were valued at fair value at the date of grant. The fair value of the options issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.65%; no dividend yields; volatility factors of the expected market price of our common stock of 0.71; an estimated forfeiture rate of 15%; and an expected life of the options of 3 years. This generates a price of $0.39 per option based on a strike price of $0.78 at the date of grant, which was September 15, 2006. As a result, approximately $402,700 of compensation expense and additional paid-in capital was recorded during the year ended December 31, 2006 relating to the vesting of 1,215,278 options awarded. As of December 31, 2006, a total of 11,284,722 nonvested shares remained outstanding with a weighted average price of $0.78 and a grant date value of $0.39 per share. At December 31, 2006, the Aggregate intrinsic value of the stock options issued and vested was $1,050,000 and $102,060, respectively.

Options	Number of Shares	Option Price
Granted	12,500,000	$0.78
Exercised	—	—
Cancelled	—	—

Outstanding December 31, 2006	12,500,000	$0.78

UNIVERSAL ENERGY CORP.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 9 – COMMITMENTS AND CONTINENGENCIES

On February 28, 2002, the Company entered into a two-year employment agreement with its chief executive officer. The agreement provided for a base salary of $2,500 per month. Our employment agreement with Mr. Woods expired in February 2004 and has been extended on a month-to-month basis at a base salary of $3,500 per month. Mr. Woods resigned from his position as chief executive officer and chairman on September 14, 2006.

On September 14, 2006, the Company entered into a three-year employment agreement with Mr. Dyron Watford to be its chief financial officer and chairman. The employment agreement provides for a base salary of $6,000 per month subject to certain increases throughout the term of the contract. Pursuant to the agreement, Mr. Watford received 6,250,000 options to purchase common stock in the company at a price of $0.78 per share. The options will vest monthly over the term of the employment agreement and will expire five years after the vesting date.

On September 15, 2006, the Company entered into a three-year employment agreement with Mr. Billy Raley to be its chief executive officer. The employment agreement provides for a base salary of $8,000 per month subject to certain increases throughout the term of the contract. Pursuant to the agreement, Mr. Raley received 6,250,000 options to purchase common stock in the company at a price of $0.78 per share. The options will vest monthly over the term of the employment agreement and will expire five years after the vesting date.

On October 6, 2006, the Company entered into a two-year employment agreement with Mr. Kevin Tattersall to be its chief exploration officer. The employment agreement provides for a base salary of $5,000 per month. Pursuant to the agreement, Mr. Tattersall received 812,500 shares of common stock in the company. The stock issued to Mr. Tattersall is restricted as defined by the Securities Act of 1933, as amended. The shares will vest monthly over the term of the employment agreement and vesting is contingent upon continued employment with the Company. Any remaining unvested shares of common stock at the time of termination or resignation from the Company will be forfeited by the executive.

UNIVERSAL ENERGY CORP.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 10 – DISCONTINUED OPERATIONS

The Property and equipment, currently classified as current assets of discontinued operations, and their estimated useful lives, and related accumulated depreciation are summarized as follows:

	Range of lives in years	December 31,
		2006	2005
Tanning equipment	1-7	$7,600	$89,525
Office furniture and fixtures	5 – 7	—	1,060
Leasehold improvements	5	—	34,447

		7,600	125,032
Less accumulated depreciation		—	(84,325)

Total property and equipment		$7,600	$40,707

In February 2007, all of the equipment listed above was sold for $7,600.

NOTE 11 – INCOME TAXES

No provision for foreign, federal or state income taxes has been recorded, as the Company incurred net operating losses for all periods presented for all jurisdictions in which it operates. The Company has U.S. federal net operating loss carryforwards of approximately $1,365,800 at December 31, 2006 to reduce future federal income taxes, if any. These carryforwards expire through 2026 and are subject to review and possible adjustment by the Internal Revenue Service (IRS).

The approximate tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets primarily relate to net operating loss carryforwards and amount to approximately $1,366,000 and $600,800 as of December 31, 2006 and 2005, respectively. It is the Company’s objective to become a profitable enterprise and to realize the benefits of its deferred tax assets. However, in evaluating the realizability of these deferred tax assets, management has considered the Company’s short operating history, the volatility of the market in which it competes and the operating losses incurred to date, and believes that, given the significance of this evidence, a full valuation reserve against its deferred tax assets is required as of December 31, 2006 and 2005. The components of the Company’s deferred tax assets are approximately as follows:

UNIVERSAL ENERGY CORP.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 12 – SUBSEQUENT EVENTS

On January 25, 2007, the Company entered into a Letter of Intent to acquire Powertown Line Construction, LLC, a Florida corporation based in St. Petersburg, Florida. PowerTown Line Construction provides installation and maintenance of power lines used in the transmission and distribution of energy to end users.

On February 6, 2007, the Company entered into a Letter of Intent to acquire Williston Crane, LLC, a Florida based energy services company that provides support equipment to energy companies.

On October 15, 2006 we offered for sale $1,500,000 in $15,000 units. The offering closed on February 15, 2007. Each unit consisted of fifty-thousand shares of common stock and a warrant to purchase up to fifty-thousand shares of our common stock at a purchase price of $0.40 per share. Subsequent to December 31, 2006 and prior to closing the offering, we sold $135,000 in units to 7 accredited investors. Each investor had access to and was provided with relevant information concerning the company. The securities were exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended

During January 2007 and February 2007, we sold 2,192,540 restricted shares of our common stock for total net proceeds of $233,734 to accredited investors.

In April 2007, we signed a participation agreement with Yuma Exploration and Production Company to expand our oil and gas exploration and production segment of the company into Southeastern Louisiana. This prospect, named Caviar, lies in the prolific Middle Miocene Trend, which is located in the Plaquemines Parish of Southeastern Louisiana. Drilling is scheduled to begin on this project this summer to achieve wells between 9,000 and 11,000 feet deep.