Form 10QSB
period 2007-03-31
UNIVERSAL ENERGY CORP.
filed 2007-05-15
CIK 1207029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number: 000-50284

UNIVERSAL ENERGY CORP.

(Exact name of Registrant as specified in its charter)

Delaware	80-0025175
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer I.D. No.)

30 Skyline Drive

Lake Mary, Florida 32746

(800) 975-2076

(Address and telephone number of

principal executive offices)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of May 7, 2007 was 29,402,497 and there were 482 stockholders of record.

Transitional Small Business Issuer Format:    ☐  YES    ☒  NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  YES    ☒  NO

UNIVERSAL ENERGY CORP.

FORM 10-QSB

Universal Energy Corp.

And Subsidiary

Consolidated Balance Sheet

March 31, 2007
(unaudited)
Assets
Current assets:
Cash	$412,682
Prepaid expenses	12,485

Total current assets	425,167
Oil and gas properties, unproven (Note 4)	261,174
Property and equipment, net	6,830
Other assets	1,545

Total assets	$694,716

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,550
Accrued expenses	12,455

Total current liabilities	46,005
Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock, $0.0001 par value, 250,000,000 shares authorized, 27,662,855 shares issued and outstanding	2,766
Additional paid-in capital	2,709,120
Accumulated deficit	(2,063,175)

Total stockholders’ equity	648,711

Total liabilities and stockholders’ equity	$694,716

See accompanying notes to unaudited consolidated financial statements.

Universal Energy Corp.

And Subsidiary

Consolidated Statements of Operations

.	Three months ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Revenue	$—	$—

Cost of revenue	—	—
Gross profit	—	—

Selling, general and administrative expenses	193,010	29,552
Stock compensation expense	462,400	—

Loss from continuing operations	(655,410)	(29,552)
Discontinued operations (Note 8)
Income (loss) from operations of discontinued operations	(34,186)	10,880

Gain (loss) from discontinued operations	(34,186)	10,880

Net loss	$(689,596)	$(18,672)

Weighted average common shares outstanding	27,051,936	18,912,500

Net loss per share from continuing operations – basic and diluted	$(0.02)	$(0.00)

Net gain (loss) per share from discontinued operations – basic and diluted	$(0.00)	$0.00

See accompanying notes to unaudited consolidated financial statements.

Universal Energy Corp.

And Subsidiary

Consolidated Statements of Cash Flows

	Three months ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities:

Net loss	$(689,596)	$(18,672)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense – advisory board stock grants	36,350	—
Stock compensation expense – employee stock grants	80,843	—
Stock compensation expense – employee stock option grants	345,207	—
Depreciation	466
(Increase) decrease in assets:
Funds held in escrow	25,206	—
Prepaid expenses	461	—
Other current assets	(1,545)	—
Increase (decrease) in liabilities:
Accounts payable	3,651	3,328
Accrued expenses	(2,658)	—

Net cash used in operating activities of continuing operations	(201,615)	(15,344)
Net cash provided by (used in) discontinued operations	(41,328)	10,006

Net cash used in operating activities	(242,943)	(5,338)
Cash flows from investing activities:
Oil and gas properties	(154,245)	—
Purchase of property and equipment	(7,296)	—

Net cash used in investing activities of continuing operations	(161,541)	—
Net cash provided by investing activities of discontinued operations	7,600	—

Net cash used in investing activities	(153,941)	—
Cash flows from financing activities:
Net proceeds from issuances of common stock	358,716	—
Proceeds from advances from stockholder	—	10,589

Net cash provided by financing activities	358,716	10,589
Net increase (decrease) in cash	(38,168)	5,251

Cash, beginning of period	$450,850	—

Cash, end of period	$412,682	$5,251

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL ENERGY CORP.

AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

March 31, 2007

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

Principles of Consolidation. The Company’s consolidated financial statements for the periods ended March 31, 2007 and 2006, include the accounts of its wholly owned subsidiary UT Holdings, Inc., a Delaware corporation. All intercompany balances and transactions have been eliminated.

Discontinued Operations. Due to our inability to expand our tanning operations, on May 21, 2006, the Board of Directors approved changing the business direction from operating our single tanning salon to fully pursuing plans to acquire and develop oil and natural gas properties. The Company sold the assets and ceased operations of its tanning business in February 2007. The results of operations from the tanning salon are included in discontinued operations on the consolidated statements of operations.

Name Change. On May 21, 2006 a majority of the stockholders approved changing the name of the Company from “Universal Tanning Ventures, Inc.” to “Universal Energy Corp.” and increasing the number of shares of our capital stock we are authorized to issue to 250,000,000 shares, of which all 250,000,000 shares will be Common Stock.

Stock-Split. On February 20, 2007, the Company declared a two and one-half-for-one stock split in the form of a stock dividend, payable March 14, 2007 to stockholders of record as of March 13, 2007. The Company retained the current par value of $0.0001 for all shares of common stock. Stockholders’ equity has been restated to give retroactive recognition to the stock split in prior periods by reclassifying from additional paid-in-capital to common stock the par value of the 16,531,285 shares arising from the split. Except where and as otherwise stated to the contrary in this annual report, all share and prices per share have been adjusted to give retroactive effect to the change in the price per share of the common stock resulting from the two and one-half-for-one forward split of the common stock that took effect on March 14, 2007.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Universal Energy Corp. (the “Company”) without audit, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. Interim results are not necessarily indicative of the results that may be expected for the year. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operation, for the year ended December 31, 2006, contained in the Company’s December 31, 2006 Annual Report on Form 10-KSB.

UNIVERSAL ENERGY CORP.

AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

NOTE 2 – BASIS OF PRESENTATION, CONTINUED

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since January 4, 2002 (date of inception), which losses have caused an accumulated deficit of approximately $2,063,000 as of March 31, 2007. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management has been able, thus far, to finance the losses, as well as the growth of the business, mostly through private placements of our common stock. The Company is continuing to seek other sources of financing and attempting to increase revenues by acquiring energy services businesses that will augment our petroleum and natural gas prospects in Alberta, Canada and Plaquemines Parish, Louisiana that we are continuing to develop.

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

UNIVERSAL ENERGY CORP.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Stock Based Compensation. Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which requires the Company to record as an expense in its financial statements the fair value of all stock-based compensation awards. The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees using the “modified prospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS No. 123(R) for all unvested awards granted prior to the effective date of SFAS No. 123(R). During 2005, no share-based payments were granted under the Company’s stock option plan and therefore the Company did not have any share-based compensation expense under the modified prospective method for that period.

Fair Value of Financial Instruments. The carrying amount of accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments.

NOTE 4 – OIL AND GAS PROPERTIES, UNPROVEN

The total costs incurred and excluded from amortization are summarized as follows:

	Acquisition	Exploration	Impairment Loss	Net Carrying Value March 31,
				2007	2006
Canada	$—	$131,174	$—	$131,174	$—
United Sates	130,000	—	—	130,000	—

Totals	$130,000	$131,174	$—	$261,174	$—

All of the Company’s oil and gas properties are unproven and are located in Louisiana and Alberta, Canada

Alberta, Canada. In September 2006, we acquired property located in the Pembina Nisku oil field. We have an agreement to earn a 95% working interest in 480 acres of leased lands by drilling a test well to the base of the Nisku formation, subject to a convertible 15.0% GORR (gross overriding royalty) to the lease holder. The allowable 160 acre spacing does permit for up to three wells to be drilled on this prospect. The costs of this property will not be amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made, the Company assesses quarterly whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties. As of March 31, 2007, no impairment has occurred.

Plaquemines Parish, Louisiana. In March 2007, we signed a participation agreement with Yuma Exploration and Production Company to expand our oil and gas exploration and production segment of the Company into Southeastern Louisiana. The agreement allows us to earn a 10% working interest before casing point and a 7.5% interest after casing point based on the participation in the drilling of a test well. This obligation will allow us to participate on three remaining wells within the prospect. This prospect, named Caviar, lies in the prolific Middle Miocene Trend, which is located in the Plaquemines Parish of Southeastern Louisiana. Drilling is scheduled to begin on this project this summer to achieve wells between 9,000 and 11,000 feet deep. As of March 31, 2007, no impairment has occurred.

UNIVERSAL ENERGY CORP.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On September 14, 2006, the Company entered into a three-year employment agreement with Mr. Dyron Watford to be its chief financial officer and chairman. The employment agreement provides for a base salary of $6,000 per month subject to certain increases throughout the term of the contract. Pursuant to the agreement, Mr. Watford received 6,250,000 options to purchase common stock in the company at a price of $0.78 per share. The options will vest monthly over the term of the employment agreement and will expire five years after the vesting date. The Board of Directors amended Mr. Watford’s annual base salary to $180,000 in March 2007.

On September 15, 2006, the Company entered into a three-year employment agreement with Mr. Billy Raley to be its chief executive officer. The employment agreement provides for a base salary of $8,000 per month subject to certain increases throughout the term of the contract. Pursuant to the agreement, Mr. Raley received 6,250,000 options to purchase common stock in the company at a price of $0.78 per share. The options will vest monthly over the term of the employment agreement and will expire five years after the vesting date. The Board of Directors amended Mr. Raley’s annual base salary to $225,000 in March 2007.

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

NOTE 6 – STOCKHOLDERS’ EQUITY

On February 20, 2007, the Company declared a two and one-half-for-one stock split in the form of a stock dividend, payable March 14, 2007 to stockholders of record as of March 13, 2007. The Company retained the current par value of $0.0001 for all shares of common stock. Stockholders’ equity has been restated to give retroactive recognition to the stock split in prior periods by reclassifying from additional paid-in-capital to common stock the par value of the 16,531,285 shares arising from the split. Except where and as otherwise stated to the contrary in report, all share and prices per share have been adjusted to give retroactive effect to the change in the price per share of the common stock resulting from the two and one-half-for-one forward split of the common stock that took effect on March 14, 2007.

In 2007, the Company issued 809,836 shares of restricted common stock to offshore investors and was exempt from registration pursuant to Regulation S for net proceeds of $223,716.

On October 15, 2006 we offered for sale $1,500,000 in $15,000 units. The offering closed on February 15, 2007. Each unit consisted of fifty-thousand shares of common stock and a warrant to purchase up to fifty-thousand shares of our common stock at a purchase price of $0.40 per share. Subsequent to December 31, 2006 and prior to closing the offering, we sold $135,000 in units to 7 accredited investors. Each investor had access to and was provided with relevant information concerning the company. The securities were exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended

During 2007, the Company issued 37,500 shares of restricted common stock to members of the Company’s advisory board. At the date of each issuance, the shares were valued at the closing bid price. For the period ended March 31, 2007, the Company recorded approximately $36,350 as compensation expense under this agreement.

UNIVERSAL ENERGY CORP.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 7 – STOCK OPTION PLAN

The 2006 Non-Statutory Stock Option Plan was adopted by the Board of Directors on September 13, 2006. Under this plan, options for a maximum of 37,500,000 shares of our common stock, par value $0.0001, were authorized for issue. The vesting and terms of all of the options are determined by the Board of Directors and may vary by optionee; however, the term may be no longer than 10 years from the date of grant.

In September 2006, the Company awarded 12,500,000 stock options to certain employees, officers, and directors for services rendered. Under FASB Statement No. 123R, “Share-Based Payment,” these options were valued at fair value at the date of grant. The fair value of the options issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.65%; no dividend yields; volatility factors of the expected market price of our common stock of 0.71; an estimated forfeiture rate of 15%; and an expected life of the options of 3 years. This generates a price of $0.39 per option based on a strike price of $0.78 at the date of grant, which was September 15, 2006. As a result, approximately $345,200 of compensation expense and additional paid-in capital was recorded during the period ended March 31, 2007 relating to the vesting of 1,041,667 options awarded. As of March 31, 2007, a total of 10,243,055 nonvested shares remained outstanding with a weighted average price of $0.78 and a grant date value of $0.39 per share. At March 31, 2007, the aggregate intrinsic value of the stock options issued and vested was $4,000,000 and $722,200, respectively.

Options	Number of Shares	Option Price
Granted	12,500,000	$0.78
Exercised	—	—
Cancelled	—	—

Outstanding March 31, 2007	12,500,000	$0.78

NOTE 8 – DISCONTINUED OPERATIONS

The Property and equipment, formerly classified as current assets of discontinued operations in our financial statements, was sold in February 2007 for net proceeds of $7,600. Contemporaneous with the sale of the assets the business operations of the tanning salon ceased.

NOTE 9 – SUBSEQUENT EVENTS

In May 2007, we signed participation agreements with Yuma Exploration and Production Company for two additional prospects in Plaquemines Parish, Louisiana.

Amberjack Prospect – Plaquemines Parish, Louisiana. This agreement allows us to earn a 7.5% working interest before casing point and a 5.625% interest after casing point based on the participation in the drilling of a test well. This prospect, named Amberjack, is a quality through-peak amplitude anomaly which ties numerous analogous productive amplitudes to the immediate area. Amberjack also lies in the prolific Middle Miocene Trend. Drilling is scheduled to begin on this project in June/July 2007 to achieve wells between 10,200 and 10,600 feet deep.

UNIVERSAL ENERGY CORP.

AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

NOTE 9 – SUBSEQUENT EVENTS, CONTINUED

Lake Campo Prospect – Plaquemines Parish, Louisiana. This agreement allows us to earn a 12.5% working interest before casing point and a 9.375% interest after casing point based on the participation in the drilling of a test well. This prospect, named Lake Campo, is a established productive structure that produces gas from water drive sands down-dip to the proposed drill location. Lake Campo also lies in the prolific Middle Miocene Trend. Drilling is scheduled to begin on this project in June/July 2007 to achieve wells between 8,200 and 9,800 feet deep.

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

Plan of Operation

We are an independent diversified energy company engaged in the acquisition and development of crude oil and natural gas leases in the United States and Canada. We pursue oil and gas prospects in partnership with oil and gas companies with exploration, development and production expertise. Our prospect areas consist of land in Alberta, Canada and Plaquemines Parish, Louisiana.

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

As of March 15, 2007, we have yet to generate any revenues from operations of our new core business. From inception to March 31, 2007, we have accumulated losses of approximately $2,063,200 and expect to incur further losses in the development of our business, all of which casts doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due.

Nisku Reef Prospect – Alberta, Canada

In September 2006, we acquired a working interest in a project situated in the Pembina oil field in an area that is concentrated with Nisku Pinnacle Reef occurrence. We have an agreement to earn a 95% working interest in 480 acres of leased lands by drilling a test well to the base of the Nisku formation, subject to a convertible 15.0% GORR (gross overriding royalty) to the lease holder. The allowable 160 acre spacing does permit for up to three wells to be drilled on this prospect. This prospect can be characterized as a “high impact” oil and gas prospect in central Alberta. The project is characterized as having a high potential in terms of production capability with a more moderate risk factor due to indicative seismic data and good well control from the offset wells. The offset wells within 2 miles of our property that have been successfully completed in the Nisku formation have averaged the following initial production rates of 1,000 barrels of oil to as high as 7,000 barrels per day demonstrated by a well two miles northeast of our current prospect. We have performed 3-D seismic programs and magneto telluric programs on our prospect during the 4th quarter of 2006 and the first quarter of 2007.

Caviar Prospect – Plaquemines Parish, Louisiana

In March 2007, we signed a participation agreement with Yuma Exploration and Production Company to expand our oil and gas exploration and production segment of the company into Southeastern Louisiana. The agreement allows us to earn a 10% working interest before casing point and a 7.5% interest after casing point based on the participation in the drilling of a test well. This obligation will allow us to participate on three remaining wells within the prospect. This prospect, named Caviar, lies in the prolific Middle Miocene Trend, which stretches across most of Southeastern Louisiana. Drilling is scheduled to begin on this project this in the 3rd quarter of 2007 to achieve wells between 9,000 and 11,000 feet deep.

Recent Developments

In May 2007, we signed participation agreements with Yuma Exploration and Production Company for two additional prospects in Plaquemines Parish, Louisiana.

Amberjack Prospect – Plaquemines Parish, Louisiana

This agreement allows us to earn a 7.5% working interest before casing point and a 5.625% interest after casing point based on the participation in the drilling of a test well. This prospect, named Amberjack, is a quality through-peak amplitude anomaly which ties numerous analogous productive amplitudes to the immediate area. Amberjack also lies in the prolific Middle Miocene Trend. Drilling is scheduled to begin on this project in June/July 2007 to achieve wells between 10,200 and 10,600 feet deep.

Lake Campo Prospect – Plaquemines Parish, Louisiana

This agreement allows us to earn a 12.5% working interest before casing point and a 9.375% interest after casing point based on the participation in the drilling of a test well. This prospect, named Lake Campo, is a established productive structure that produces gas from water drive sands down-dip to the proposed drill location. Lake Campo also lies in the prolific Middle Miocene Trend. Drilling is scheduled to begin on this project in June/July 2007 to achieve wells between 8,200 and 9,800 feet deep.

CONSOLIDATED FINANCIAL INFORMATION

	Three Months Ended March 31,
	2007	2006
Selling, general and administrative	$193,000	$29,600
Stock compensation expense	$462,400	$—
Gain (loss) from discontinued operations	$(34,200)	$10,900

Comparison of Three Months Ended March 31, 2007 and March 30, 2006.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2007 increased $163,400 (or 552%) to approximately $193,000 from approximately $29,600 for the same period in 2006. The increase was primarily attributable to increased wages, travel and other acquisition costs associated with changing the direction of the Company to pursue oil and gas prospects.

Stock Compensation Expense. Stock compensation expenses for the three months ended March 31, 2007 increased $462,400 to approximately $462,400 from $0 for the same period in 2006. The increase was primarily attributable to stock option awards to our executive officers and advisory board members.

Discontinued Operations. Gain (loss) from discontinued operations for the period ended March 31, 2007 increased $45,100 to $(34,200) from $10,900 for the same period in 2006. During 2006, the increase in loss was primarily attributable to a loss of a significant portion of the business and increased administrative costs associated with ceasing operations.

Net Loss. Net loss for the three months ended March 31, 2007 was approximately $689,600 compared to $18,700 for 2006. The increase in our net loss was due to the reasons described herein above.

Liquidity and Capital Resources

Net cash used in continuing operating activities of continuing operations totaled approximately $201,600 during the three months ended March 31, 2007, compared to net cash used in continuing operating activities of approximately $15,300 for the same period in 2006. Net cash used in discontinued operating activities totaled approximately $41,300 during the three months ended March 31, 2007, compared to net cash provided by discontinued operations of approximately $10,000 for the same period in 2006.

Cash provided by investing activities from discontinued operations totaled $7,600 and $0 during the three months ended March 31, 2007 and 2006, respectively. Cash used in investing activities from continuing operations totaled approximately $161,500 and $0 during the three months ended March 31, 2007 and 2006, respectively. The increase was primarily attributable to investments in oil and gas properties. We have no material commitments for capital expenditures.

Net cash provided by financing activities totaled approximately $358,700 and $10,600 during the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2007, financing activities consisted of proceeds from private offerings of our common stock.

At March 31, 2007 we had cash balances in the amount of approximately $412,700. Our principal source of funds has been cash generated from financing activities. We have been unable to generate significant liquidity or cash flow from our current operations. We anticipate that cash flows from continuing operations or discontinued operations will be insufficient to fund our business operations for the full year 2007 and that we must continue attempting to raise additional capital to fund our operations and implement our business plan.

Variables and Trends

We have very limited history with respect to our acquisition and development of oil and gas properties. In the event we are able to obtain the necessary financing to move forward with our business plan, we expect our expenses to increase significantly as we grow our business. Accordingly, the comparison of the financial data for the periods presented may not be a meaningful indicator of our future performance and must be considered in light these circumstances.

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

Net operating loss carryforwards. As of March 31, 2007, we have incurred a net operating loss of approximately $2,063,200 since inception. This net operating loss may be used to reduce future federal income taxes, if any. No provision for federal or state income taxes has been recorded, and we have not recorded any benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carryforward or that the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation as a result of capital transactions occurring in 2002 or otherwise, we may be liable for back taxes, interest and, possibly, penalties prospectively.

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

Full Cost Method. The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool. As of March 31, 2007, the Company had no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made, the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Glossary of Industry Terms

The following is a description of the meanings of some of the natural gas and oil industry terms used in this report.

Bcf. Billion cubic feet of natural gas.

Casing Point. The location, or depth, at which drilling an interval of a particular diameter hole ceases, so that casing of a given size can be run and cemented.

Completion. The installation of permanent equipment for the production of natural gas or oil.

Condensate. Liquid hydrocarbons associated with the production of a primarily natural gas reserve.

Dry hole. A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

Exploratory well. A well drilled to find and produce natural gas or oil reserves not classified as proved, to find a new reservoir in a field previously found to be productive of natural gas or oil in another reservoir or to extend a known reservoir. Generally, an exploratory well is any well that is not a development well, a service well, or a stratigraphic test well.

Farm-in or farm-out. An agreement under which the owner of a working interest in a natural gas and oil lease assigns the working interest or a portion of the working interest to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty or reversionary interest in the lease. The interest received by an assignee is a “farm-in” while the interest transferred by the assignor is a “farm-out.”

Field. An area consisting of either a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

Gross acres or gross wells. The total acres or wells, as the case may be, in which a working interest is owned.

Lead. A specific geographic area which, based on supporting geological, geophysical or other data, is deemed to have potential for the discovery of commercial hydrocarbons.

Mcf. Thousand cubic feet of natural gas.

Mcfe. Thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

MMcf. Million cubic feet of natural gas.

MMcf/d. One MMcf per day.

MMcfe. Million cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

Net acres or net wells. The sum of the fractional working interest owned in gross acres or wells, as the case may be.

Net feet of pay. The true vertical thickness of reservoir rock estimated to both contain hydrocarbons and be capable of contributing to producing rates.

Productive well. A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes.

Prospect. A specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.

Proved developed oil and gas reserves. Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as “proved developed reserves” only after testing by a pilot project or after the operation of an installed program has confirmed through production responses that increased recovery will be achieved.

Proved oil and gas reserves. The estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (a) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any, and (b) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir. Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the “proved” classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based. Estimates of proved reserves do not include the following: (a) oil that may become available from known reservoirs but is classified separately as “indicated additional reserves”; (b) crude oil, natural gas and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics or economic factors; (c) crude oil, natural gas and natural gas liquids that may occur in undrilled prospects; and (d) crude oil, natural gas and natural gas liquids that may be recovered from oil shales, coal, gilsonite and other such sources.

Proved properties. Properties with proved reserves.

Proved undeveloped reserves. Reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Proved undeveloped reserves may not include estimates attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

Reservoir. A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.

Service well. A well drilled or completed for the purpose of supporting production in an existing field. Specific purposes of service wells include gas injection, water injection, steam injection, air injection, salt-water disposal, water supply for injection, observation, or injection for in-situ combustion.

Undeveloped acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains proved reserves.

Unproved properties. Properties with no proved reserves.

Working interest. The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and receive a share of production.

Special Note Regarding Forward Looking Statements

This report includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this report, other than statements of historical facts, address matters that the Company reasonably expects, believes or anticipates will or may occur in the future. Forward-looking statements may relate to, among other things:

•	the Company’s future financial position, including working capital and anticipated cash flow;

•	amounts and nature of future capital expenditures;

•	operating costs and other expenses;

•	wells to be drilled or reworked;

•	oil and natural gas prices and demand;

•	existing fields, wells and prospects;

•	diversification of exploration;

•	estimates of proved oil and natural gas reserves;

•	reserve potential;

•	development and drilling potential;

•	expansion and other development trends in the oil and natural gas industry;

•	the Company’s business strategy;

•	production of oil and natural gas;

•	effects of federal, state and local regulation;

•	insurance coverage;

•	employee relations;

•	investment strategy and risk; and

•	expansion and growth of the Company’s business and operations.

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Disclosure of important factors that could cause actual results to differ materially from the Company’s expectations, or cautionary statements, are included under “Risk Factors” and elsewhere in this report , including, without limitation, in conjunction with the forward-looking statements. The following factors, among others that could cause actual results to differ materially from the Company’s expectations, include:

•	unexpected changes in business or economic conditions;

•	significant changes in natural gas and oil prices;

•	timing and amount of production;

•	unanticipated down-hole mechanical problems in wells or problems related to producing reservoirs or infrastructure;

•	changes in overhead costs; and

•	material events resulting in changes in estimates.

All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on the Company’s behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.

A more comprehensive list of such factors and related discussion are set forth in our Annual Report on Form 10-KSB and our other filings made with the SEC from time to time.

ITEM 3 – CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any pending legal proceedings nor is any of its property subject to pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	In 2007, the Company issued 809,836 shares of restricted common stock to offshore investors and was exempt from registration pursuant to Regulation S for net proceeds of $223,716.

On October 15, 2006 we offered for sale $1,500,000 in $15,000 units. The offering closed on February 15, 2007. Each unit consisted of fifty-thousand shares of common stock and a warrant to purchase up to fifty-thousand shares of our common stock at a purchase price of $0.40 per share. Subsequent to December 31, 2006 and prior to closing the offering, we sold $135,000 in units to 7 accredited investors. Each investor had access to and was provided with relevant information concerning the company. The securities were exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended

During 2007, the Company issued 37,500 shares of restricted common stock to members of the Company’s advisory board. At the date of each issuance, the shares were valued at the closing bid price. For the period ended March 31, 2007, the Company recorded approximately $36,350 as compensation expense under this agreement.

The proceeds from the above stock issuances was used for general and administrative expenses as well as the acquisition of oil and gas properties.

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

10.12

Participation Agreement, dated as Of March 28, 2007, by and Between Universal Explorations Corp. and Yuma Exploration And Production Company, Inc. (previously filed on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2007)

14	Code of Ethics (previously filed on Form 10-KSB, filed with the Securities and Exchange Commission on March 29, 2004).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

EXHIBIT NUMBER	DESCRIPTION
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2007

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

10.12

Participation Agreement, dated as Of March 28, 2007, by and Between Universal Explorations Corp. and Yuma Exploration And Production Company, Inc. (previously filed on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2007)

14	Code of Ethics (previously filed on Form 10-KSB, filed with the Securities and Exchange Commission on March 29, 2004).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

EXHIBIT NUMBER	DESCRIPTION
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.