Form 10QSB
period 2007-06-30
UNIVERSAL ENERGY CORP.
filed 2007-08-20
CIK 1207029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of August 15, 2007 was 29,588,119 and there were 499 stockholders of record.

Transitional Small Business Issuer Format:    ☐   YES    ☒  NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

UNIVERSAL ENERGY CORP.

FORM 10-QSB

Universal Energy Corp.

And Subsidiaries

Consolidated Balance Sheet

June 30, 2007
(unaudited)
Assets

Current assets:
Cash	$182,648
Prepaid expenses	16,300

Total current assets	198,948

Oil and gas properties, unproven (Note 4)	446,985
Prepaid drilling costs	252,289
Property and equipment, net	7,231
Other assets	1,545

Total assets	$906,998

Liabilities and Capital Deficiency

Current liabilities:
Accounts payable	$66,028
Accrued expenses	27,514
Promissory notes	831,261

Total current liabilities	924,803

Commitments and contingencies (Note 6)

Capital deficiency:
Common stock, $0.0001 par value, 250,000,000 shares authorized, 29,588,119 shares issued and outstanding	2,959
Additional paid-in capital	4,073,635
Accumulated deficit	(4,094,399)

Total capital deficiency	(17,805)

Total liabilities and capital deficiency	$906,998

See accompanying notes to unaudited consolidated financial statements.

Universal Energy Corp.

And Subsidiaries

Consolidated Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$—	$—	$—	$—

Cost of revenue	—	—	—	—

Gross profit	—	—	—	—

Investor/public relations expenses	1,286,427	—	1,300,918	—
Stock compensation expense	479,051	—	941,451	—
Selling, general and administrative expenses	241,771	31,051	420,289	60,604

Loss from continuing operations	(2,007,249)	(31,051)	(2,662,658)	(60,604)

Discontinued operations (Note 9)
Income (loss) from operations of discontinued operations	—	3,091	(34,186)	13,972

Gain (loss) from discontinued operations	—	3,091	(34,186)	13,972

Non-operating expense, net	(23,976)	—	(23,976)	—

Net loss	$(2,031,225)	$(27,960)	$(2,720,820)	$(46,632)

Weighted average common shares outstanding	28,954,696	18,935,395	28,011,088	18,924,010

Net loss per share from continuing operations
– basic and diluted	$(0.07)	$(0.00)	$(0.10)	$(0.00)

Net loss per share from discontinued operations
– basic and diluted	$(0.07)	$(0.00)	$(0.10)	$(0.00)

See accompanying notes to unaudited consolidated financial statements.

Universal Energy Corp.

And Subsidiaries

Consolidated Statements of Cash Flows

	Six months ended June 30,
	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities:

Net loss	$(2,720,820)	$(46,632)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense – advisory board stock grants	89,351	—
Stock compensation expense – employee stock grants	161,686	—
Stock compensation expense – employee stock option grants	690,413	—
Depreciation and amortization	19,681
(Increase) decrease in assets:
Prepaid drilling costs	(252,289)	—
Funds held in escrow	25,206	—
Prepaid expenses	(3,354)	—
Other current assets	(1,545)	—
Increase (decrease) in liabilities:
Accounts payable	36,129	26,491
Accrued expenses	13,671	—

Net cash used in operating activities of continuing operations	(1,941,871)	(20,141)
Net cash provided by (used in) discontinued operations	(42,599)	20,086

Net cash used in operating activities	(1,984,470)	(55)

Cash flows from investing activities:
Oil and gas properties	(340,056)	—
Purchase of property and equipment	(8,163)	—

Net cash used in investing activities of continuing operations	(348,219)	—
Net cash provided by investing activities of discontinued operations	7,600	—

Net cash used in investing activities	(340,619)	—

Cash flows from financing activities:
Net proceeds from issuances of common stock	1,056,887	43,500
Net proceeds from issuances of promissory notes	1,000,000	—
Proceeds from advances from stockholder	—	11,880

Net cash provided by financing activities	2,056,887	55,380
Net increase (decrease) in cash	(268,202)	55,325

Cash, beginning of period	450,850	—

Cash, end of period	$182,648	$55,325

Supplemental Schedule of Non-cash Financing Activities:
Discounts on promissory notes	$187,488	$—

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL ENERGY CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2007

NOTE 1 – ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

Reporting Entity. Universal Energy Corp. and Subsidiaries (“Universal” or the “Company”) were incorporated in the State of Delaware on January 4, 2002, January 24, 2002 and February 26, 2007, respectively. The Company is authorized to issue 250,000,000 shares of common stock, par value $0.0001. The Company’s office is located in Lake Mary, Florida. Universal Energy Corp. is an independent energy company engaged in the acquisition and development of crude oil and natural gas leases in the United States and Canada.

Principles of Consolidation. The Company’s consolidated financial statements for the periods ended June 30, 2007 and 2006, include the accounts of its wholly owned subsidiaries UT Holdings, Inc. and Universal Explorations Corp. (new in 2007), both Delaware corporations. All intercompany balances and transactions have been eliminated.

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

Reclassifications. Certain prior periods’ balances have been reclassified to conform to the current year consolidated financial statement presentation. These reclassifications had no impact on previously reported consolidated results of operations or stockholders’ equity.

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

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

NOTE 2 – BASIS OF PRESENTATION, CONTINUED

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since January 4, 2002 (date of inception), which losses have caused an accumulated deficit of approximately $4,094,000 as of June 30, 2007. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management has been able, thus far, to finance the losses, as well as the growth of the business, mostly through private placements of our common stock and promissory notes. The Company continues to seek other sources of financing and is attempting to increase revenues by acquiring additional domestic oil and gas prospects while completing the drilling on the prospects the Company currently has an interest in.

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

AND SUBSIDIARIES

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

Fair Value of Financial Instruments. The carrying amount of accounts payable, accrued expenses and promissory notes approximates fair value because of the short maturity of those instruments.

NOTE 4 – OIL AND GAS PROPERTIES, UNPROVEN

The total costs incurred and excluded from amortization are summarized as follows:

	Acquisition	Exploration	Impairment Loss	Net Carrying Value June 30,
				2007	2006
Canada	$—	$131,174	$—	$131,174	$—
United Sates	315,811	—	—	315,811	—

Totals	$315,811	$131,174	$—	$446,985	$—

All of the Company’s oil and gas properties are unproven and are located in Louisiana and Alberta, Canada

Alberta, Canada. In September 2006, we acquired an interest in a property located in the Pembina Nisku oil field. We have an agreement to earn a 95% working interest in 480 acres of leased lands by drilling a test well to the base of the Nisku formation, subject to a convertible 15.0% GORR (gross overriding royalty) to the lease holder. The allowable 160 acre spacing does permit for up to three wells to be drilled on this prospect. The costs of this property will not be amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made, the Company assesses quarterly whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties. As of June 30, 2007, no impairment has occurred.

Plaquemines Parish, Louisiana - Caviar. In March 2007, we signed a participation agreement with Yuma Exploration and Production Company to expand our oil and gas exploration and production segment of the Company into Southeastern Louisiana. The agreement allows us to earn a 10% working interest before casing point and a 7.5% interest after casing point based on the participation in the drilling of a test well. This obligation will allow us to participate on three remaining wells within the prospect. This prospect, named Caviar, lies in the prolific Middle Miocene Trend, which is located in the Plaquemines Parish of Southeastern Louisiana. Drilling is scheduled to begin on this project in September 2007 to achieve wells between 9,000 and 11,000 feet deep. As of June 30, 2007, no impairment has occurred.

UNIVERSAL ENERGY CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

NOTE 4 – OIL AND GAS PROPERTIES, UNPROVEN, CONTINUED

Plaquemines Parish, Louisiana – Amberjack. In May 2007, we signed a participation agreement to earn a 7.5% working interest before casing point and a 5.625% interest after casing point based on the participation in the drilling of a test well. This prospect, named Amberjack, is a quality through-peak amplitude anomaly which ties numerous analogous productive amplitudes to the immediate area. Amberjack also lies in the prolific Middle Miocene Trend. Drilling is scheduled to begin on this project in August 2007 to achieve wells between 10,200 and 10,600 feet deep. As of June 30, 2007, no impairment has occurred.

Plaquemines Parish, Louisiana –Lake Campo. In May 2007, we signed a participation agreement to earn a 12.5% working interest before casing point and a 9.375% interest after casing point based on the participation in the drilling of a test well. This prospect, named Lake Campo, is a established productive structure that produces gas from water drive sands down-dip to the proposed drill location. Lake Campo also lies in the prolific Middle Miocene Trend. Drilling is scheduled to begin on this project in November 2007 to achieve wells between 8,200 and 9,800 feet deep. As of June 30, 2007, no impairment has occurred.

NOTE 5 – PROMISSORY NOTES

Promissory Note with Stockholder - $250,000. On June 12, 2007, the Company issued an unsecured promissory note in the amount of $250,000 to a stockholder. Interest accrues on the outstanding principal balance from and after June 12, 2007 at a rate of 11 percent per annum. Interest shall be calculated on the basis of a 360-day year, and shall be charged on the principal outstanding from time to time for the actual number of days elapsed. The Company shall pay the Holder all accrued interest and the outstanding principal on the maturity date. The maturity date of the note is December 12, 2007.

Promissory Notes - $750,000. On or about June 12, 2007, the Company issued unsecured promissory notes in the amount of $750,000 to certain investors. Interest accrues on the outstanding principal balance from and after June 12, 2007 at a rate of 11 percent per annum. Interest shall be calculated on the basis of a 360-day year, and shall be charged on the principal outstanding from time to time for the actual number of days elapsed. The Company shall pay the Holders all accrued interest and the outstanding principal on the maturity date. The maturity date of the notes is December 12, 2007.

Contemporaneous with the issuance of the promissory notes, a total of 750,000 warrants were issued at an exercise price of $1.25. The warrants have 5 year term from the date of the promissory note. If at any time after one year from the Initial Exercise Date there is no effective registration statement (“Registration Statement”) registering, or no current prospectus available for, the resale of the Warrant Shares by the Holder, then this Warrant may also be exercised at such time by means of a “cashless exercise” in which the Holder shall be entitled to receive a certificate for the number of Warrant Shares equal to the quotient obtained by dividing [(A-B) (X)] by (A), where (A) = the Volume Weighted Average Price (“VWAP”) on the Trading Day immediately preceding the date of such election; (B) = the Exercise Price of this Warrant, as adjusted; and (X) = the number of Warrant Shares issuable upon exercise of this Warrant in accordance with the terms of this Warrant by means of a cash exercise rather than a cashless exercise.

The fair value of the warrants issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.13%; no dividend yields; volatility factors of the expected market price of our common stock of 23.12; an estimated forfeiture rate of 15%; and an expected life of the warrants of 5 years. This generates a price of $0.39 per warrants based on a strike price of $1.25 at the date of grant, which was June 12, 2007. As a result, approximately $187,500 of discount on promissory notes and additional paid-in capital was recorded during the six month period ended June 30, 2007 relating to the issuance of promissory notes.

UNIVERSAL ENERGY CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

NOTE 7 – CAPITAL DEFICIENCY

On February 20, 2007, the Company declared a two and one-half-for-one stock split in the form of a stock dividend, payable March 14, 2007 to stockholders of record as of March 13, 2007. The Company retained the current par value of $0.0001 for all shares of common stock. Stockholders’ equity has been restated to give retroactive recognition to the stock split in prior periods by reclassifying from additional paid-in-capital to common stock the par value of the 16,531,285 shares arising from the split. Except where and as otherwise stated to the contrary in this report, all share and prices per share have been adjusted to give retroactive effect to the change in the price per share of the common stock resulting from the two and one-half-for-one forward split of the common stock that took effect on March 14, 2007.

Between January 2007 and May 2007, the Company issued 976,038 shares of restricted common stock to offshore investors and was exempt from registration pursuant to Regulation S for net proceeds of $283,886.

On October 15, 2006 we offered for sale $1,500,000 in $15,000 units. The offering closed in February 2007 and the all of the warrants were redeemed in April 2007. Pursuant to this offering, the Company sold 2,070,000 shares of restricted stock to investors for net proceeds of $773,000 between January and April 2007. Each investor had access to and was provided with relevant information concerning the company. The securities were exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

On October 6, 2006, the Company entered into a two-year employment agreement with Mr. Kevin Tattersall to be its chief exploration officer. As part of his compensation and pursuant to the agreement, we issued Mr. Tattersall 812,500 shares of common stock in the company. The stock issued to Mr. Tattersall is restricted as defined by the Securities Act of 1933, as amended. The shares will vest monthly over the term of the employment agreement and vesting is contingent upon continued employment with the Company. Any remaining unvested shares of common stock at the time of termination or resignation from the Company will be forfeited by the executive. At the date of issuance, the shares were valued at the closing bid price on October 6, 2006 at $0.80. For the six month period ended June 30, 2007, the Company recorded approximately $161,700 as compensation expense under this agreement for the vesting of 203,124 shares.

During 2007, the Company issued 75,000 shares of restricted common stock to members of the Company’s advisory board. At the date of each issuance, the shares were valued at the closing bid price. For the six month period ended June 30, 2007, the Company recorded approximately $89,350 as compensation expense under these agreements.

UNIVERSAL ENERGY CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

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

In September 2006, the Company awarded 12,500,000 stock options to certain employees, officers, and directors for services rendered. Under FASB Statement No. 123R, “Share-Based Payment,” these options were valued at fair value at the date of grant. The fair value of the options issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.65%; no dividend yields; volatility factors of the expected market price of our common stock of 0.71; an estimated forfeiture rate of 15%; and an expected life of the options of 3 years. This generates a price of $0.39 per option based on a strike price of $0.78 at the date of grant, which was September 15, 2006. As a result, approximately $690,400 of compensation expense and additional paid-in capital was recorded during the six month period ended June 30, 2007 relating to the vesting of 2,083,334 options awarded. As of June 30, 2007, a total of 9,204,388 nonvested shares remained outstanding with a weighted average price of $0.78 and a grant date value of $0.39 per share. At June 30, 2007, the aggregate intrinsic value of the stock options issued and vested was $10,875,000 and $2,867,200, respectively.

Options	Number of Shares	Option Price
Granted	12,500,000	$0.78
Exercised	—	—
Cancelled	—	—

Outstanding at June 30, 2007	12,500,000	$0.78

NOTE 9 – DISCONTINUED OPERATIONS

The Property and equipment, formerly classified as current assets of discontinued operations in our financial statements, was sold in February 2007 for net proceeds of $7,600. Contemporaneous with the sale of the assets the business operations of the tanning salon ceased.

NOTE 10 – SUBSEQUENT EVENTS

In August 2007, we signed a participation agreement with Yuma Exploration and Production Company for the East OMG prospect in Cameron, Louisiana.

East OMG Prospect – This agreement allows us to earn a 17.5% working interest before casing point and a 13.125% interest after casing point based on the participation in the drilling of a test well. This prospect, named East OMG is located in Cameron Parish, Louisiana. The combined reserve potential of the four principal objective sandstones that comprise the East OMG prospect is estimated to be greater than 59 BCFE. The project will be drilled during the fall of 2007.

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

Since inception, we have funded our operations primarily from private placements of our common stock and debt issuances. Although we expect that, during the next 12 months, our operating capital needs will be met from our current economic resources and by additional private capital stock transactions, there can be no assurance that funds required will be available on terms acceptable to us or at all. Without additional financing, we expect that our current working capital will be able to fund our operations through October 2007. If we are unable to raise sufficient funds on terms acceptable to us, we may be unable to complete our business plan. If equity financing is available to us on acceptable terms, it could result in additional dilution to our stockholders.

As of June 30, 2007, we have yet to generate any revenues from operations of our new core business. From inception to June 30, 2007, we have accumulated losses of approximately $4,094,400 and expect to incur further losses in the development of our business, all of which casts doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due.

Our Prospects

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

Amberjack Prospect – Plaquemines Parish, Louisiana

We can earn a 7.5% working interest before casing point and a 5.625% interest after casing point based on the participation in the drilling of a test well. This prospect, named Amberjack, is a quality through-peak amplitude anomaly which ties numerous analogous productive amplitudes to the immediate area. Amberjack also lies in the prolific Middle Miocene Trend. Drilling is scheduled to begin on this project in August 2007 to achieve wells between 10,200 and 10,600 feet deep.

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

East OMG Prospect – Cameron Parish, Louisiana

We signed a participation agreement in August 2007 that allows us to earn a 17.5% working interest before casing point and a 13.125% interest after casing point based on the participation in the drilling of a well on this prospect named East OMG. Wells adjacent to the prospect have produced outstanding returns such as Chalkley Miogyp field and S. Lake Arthur, which have cumulative production of 500 billion cubic feet equivalent (“BCFE”) and 800 billion cubic feet, respectively. Production from the adjacent wells listed above is from the same Upper Miogyp sandstones that are the main objective of the East OMG Prospect. The combined reserve potential of the four principal objective sandstones that comprise the East OMG prospect is estimated to be greater than 59 BCFE. The project will be drilled during the fall of 2007.

Lake Campo Prospect – Plaquemines Parish, Louisiana

We can earn a 12.5% working interest before casing point and a 9.375% interest after casing point based on the participation in the drilling of a test well. This prospect, named Lake Campo, is a established productive structure that produces gas from water drive sands down-dip to the proposed drill location. Lake Campo also lies in the prolific Middle Miocene Trend. Drilling is scheduled to begin on this project in November 2007 to achieve wells between 8,200 and 9,800 feet deep.

CONSOLIDATED FINANCIAL INFORMATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Investor/public relations expense	$1,286,400	$—	$1,300,900	$—
Stock compensation expense	$479,100	$—	$941,500	$—
Selling, general and administrative	$241,800	$31,100	$420,300	$60,600
Gain (loss) from discontinued operations	$—	$3,100	$(34,200)	$14,000

Comparison of Three Months Ended June 30, 2007 and June 30, 2006.

Investor/public relations Expense. Investor/public relations expenses for the three months ended June 30, 2007 increased $1,286,400 to approximately $1,286,400 from $0 for the same period in 2006. The increase was primarily attributable to investor/public awareness campaigns to help develop a brand name for the Company.

Stock Compensation Expense. Stock compensation expenses for the three months ended June 30, 2007 increased $479,100 to approximately $479,100 from $0 for the same period in 2006. The increase was primarily attributable to stock option awards to our executive officers and advisory board members.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 30, 2007 increased $210,700 (or 677%) to approximately $241,800 from approximately $31,100 for the same period in 2006. The increase was primarily attributable to increased wages, travel and other acquisition costs associated with changing the direction of the Company to pursue oil and gas prospects.

Discontinued Operations. Gain (loss) from discontinued operations for the three months ended June 30, 2007 decreased $3,100 to $0 from $3,100 for the same period in 2006. During the three months ended June 30, 2007, there were no further operations of the discontinued operations.

Net Loss. Net loss for the three months ended June 30, 2007 was approximately $2,031,200 compared to $28,000 for 2006. The increase in our net loss was due to the reasons described herein above.

Comparison of Six Months Ended June 30, 2007 and June 30, 2006.

Investor/public relations Expense. Investor/public relations expenses for the six months ended June 30, 2007 increased $1,300,900 to approximately $1,300,900 from $0 for the same period in 2006. The increase was primarily attributable to investor/public awareness campaigns to help develop a brand name for the Company.

Stock Compensation Expense. Stock compensation expenses for the six months ended June 30, 2007 increased $941,500 to approximately $941,500 from $0 for the same period in 2006. The increase was primarily attributable to stock option awards to our executive officers and advisory board members.

Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 30, 2007 increased $359,300 (or 592%) to approximately $420,300 from approximately $60,600 for the same period in 2006. The increase was primarily attributable to increased wages, travel and other acquisition costs associated with changing the direction of the Company to pursue oil and gas prospects.

Discontinued Operations. Gain from discontinued operations for six months ended June 30, 2007 increased $48,200 to approximately $(34,200) from approximately $14,000 for the same period in 2006. During 2006, the loss was primarily attributable to a loss of a significant portion of the business and increased administrative costs associated with ceasing operations.

Net Loss. Net loss for the six months ended June 30, 2007 was approximately $2,720,800 compared to approximately $46,600 for 2006. The increase in our net loss was due to the reasons described herein above.

Liquidity and Capital Resources

Net cash used in continuing operating activities of continuing operations totaled approximately $1,941,900 during the six months ended June 30, 2007, compared to net cash used in continuing operating activities of approximately $20,100 for the same period in 2006. Net cash used in discontinued operating activities totaled approximately $42,600 during the six months ended June 30, 2007, compared to net cash provided by discontinued operations of approximately $20,100 for the same period in 2006.

Cash provided by investing activities from discontinued operations totaled $7,600 and $0 during the six months ended June 30, 2007 and 2006, respectively. Cash used in investing activities from continuing operations totaled approximately $348,200 and $0 during the six months ended June 30, 2007 and 2006, respectively. The increase was primarily attributable to investments in oil and gas properties.

Net cash provided by financing activities totaled approximately $2,056,900 and $55,400 during the six months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2007, financing activities consisted of proceeds from private offerings of our common stock and the issuance of promissory notes.

At June 30, 2007 we had cash balances in the amount of approximately $182,600. Our principal source of funds has been cash generated from financing activities. We have been unable to generate significant liquidity or cash flow from our current operations. We anticipate that cash flows from continuing operations or discontinued operations will be insufficient to fund our business operations for the full year 2007 and that we must continue attempting to raise additional capital to fund our operations and implement our business plan.

Additional Financing

We will require additional financing in order to complete our stated plan of operations for the next twelve months. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have no firm commitments for any additional capital.

The trading price of our shares of common stock and a downturn in the United States stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

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

Net operating loss carryforwards. As of June 30, 2007, we have incurred a net operating loss of approximately $4,076,000 since inception. This net operating loss may be used to reduce future federal income taxes, if any. No provision for federal or state income taxes has been recorded, and we have not recorded any benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carryforward or that the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation as a result of capital transactions occurring in 2002 or otherwise, we may be liable for back taxes, interest and, possibly, penalties prospectively.

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

Full Cost Method. The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool. As of June 30, 2007, the Company had no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made, the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

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

ITEM 3 - CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any pending legal proceedings nor is any of its property subject to pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	In 2007, the Company issued 976,038 shares of restricted common stock to offshore investors and was exempt from registration pursuant to Regulation S for net proceeds of $283,886.

In 2007, the Company sold 2,070,000 shares of restricted stock to investors for net proceeds of $773,000. Each investor had access to and was provided with relevant information concerning the company. The securities were exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended

During 2007, the Company issued 75,000 shares of restricted common stock to members of the Company’s advisory board. At the date of each issuance, the shares were valued at the closing bid price. For the six month period ended June 30, 2007, the Company recorded approximately $89,350 as compensation expense under these agreements.

The proceeds from the above stock issuances were used for general and administrative expenses as well as the acquisition of oil and gas properties.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Form of Articles of Incorporation of Universal Tanning Ventures, Inc. (previously filed in registration statement on Form SB-2 File No. 333-101551, filed with the Securities and Exchange Commission on November 27, 2002).

3.2	By-laws of Universal Tanning Ventures (previously filed in registration statement on Form SB-2 File No. 333-101551, filed with the Securities and Exchange Commission on November 27, 2002).

3.3	Certificate of Renewal and Revival, filed June 23, 2006 (previously filed with Form 10-QSB, filed with the Securities and Exchange Commission on August 14, 2006).

3.4	Certificate of Amendment of Certificate of Incorporation, filed June 23, 2006 (previously filed with Form 10-QSB, filed with the Securities and Exchange Commission on August 14, 2006).

10.1	Investment Advisory Agreement, dated as of May 5, 2006, by and among Universal Tanning Ventures, Inc. and Galileo Asset Management SA (previously filed with Form 10-QSB, filed with the Securities and Exchange Commission on August 14, 2006).

10.2	Stock Purchase Agreement, dated as of May 6, 2006, by and among Universal Tanning Ventures, Inc. and Rhino Island Capital, Ltd. (previously filed with Form 10-QSB, filed with the Securities and Exchange Commission on August 14, 2006).

10.3	Share Deposit Escrow Agreement, dated as of May 6, 2006, by and among Universal Tanning Ventures, Inc., Rhino Island Capital, Ltd. and Madison Stock Transfer, Inc. (previously filed with Form 10-QSB, filed with the Securities and Exchange Commission on August 14, 2006).

10.4	Stock Purchase Agreement, dated August 14, 2006, between Universal Energy Corp. and Mr. Isaac Rotnemer (previously filed on Form 8-K, filed with the Securities and Exchange Commission on August 18, 2006).

10.5	2006 Non-Statutory Stock Option Plan, dated September 13, 2006 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 18, 2006).

10.6	Employment Agreement, dated as of September 14, 2006, by and between Universal Energy Corp. and Dyron M. Watford (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 18, 2006).

10.7	Stock Option Agreement between Universal Energy Corp. and Dyron M. Watford, dated September 14, 2006 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 18, 2006).

10.8	Employment Agreement, dated as of September 15, 2006, by and between Universal Energy Corp. and Billy Raley (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 18, 2006).

10.9	Stock Option Agreement between Universal Energy Corp. and Billy Raley, dated September 15, 2006 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 18, 2006).

10.10	Seismic Option, Farmout and Net Carried Interest Agreement between 1097885 Alberta Ltd., 0700667 BC Ltd., and Universal Energy Corp., dated September 22, 2006 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 26, 2006).

10.11	Employment Agreement, dated as of October 6, 2006, by and between Universal Energy Corp. and Kevin Tattersall (previously filed on Form 8-K, filed with the Securities and Exchange Commission on October 12, 2006).

10.12	Participation Agreement, dated as Of March 28, 2007, by and Between Universal Explorations Corp. and Yuma Exploration And Production Company, Inc. (previously filed on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2007)

10.13	Agreement, dated as Of May 2, 2007, by and Between Universal Energy Corp. and Capital Financial Media, LLC *

10.14	Participation Agreement, dated as Of May 2, 2007, by and Between Universal Explorations Corp. and Yuma Exploration And Production Company, Inc. (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 8, 2007)

EXHIBIT NUMBER	DESCRIPTION
10.15	Participation Agreement, dated as Of May 2, 2007, by and Between Universal Explorations Corp. and Yuma Exploration And Production Company, Inc. (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 8, 2007)

10.16	Agreement, dated as Of June 11, 2007, by and Between Universal Energy Corp. and Capital Financial Media, LLC *

14	Code of Ethics (previously filed on Form 10-KSB, filed with the Securities and Exchange Commission on March 29, 2004).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 20, 2007

Universal Energy Corp.

By:	/s/ Billy Raley
Name:	Billy Raley
Title:	Chief Executive Officer

By:	/s/ Dyron M. Watford
Name:	Dyron M. Watford
Title:	Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3.1	Form of Articles of Incorporation of Universal Tanning Ventures, Inc. (previously filed in registration statement on Form SB-2 File No. 333-101551, filed with the Securities and Exchange Commission on November 27, 2002).

3.2	By-laws of Universal Tanning Ventures (previously filed in registration statement on Form SB-2 File No. 333-101551, filed with the Securities and Exchange Commission on November 27, 2002).

3.3	Certificate of Renewal and Revival, filed June 23, 2006 (previously filed with Form 10-QSB, filed with the Securities and Exchange Commission on August 14, 2006).

3.4	Certificate of Amendment of Certificate of Incorporation, filed June 23, 2006 (previously filed with Form 10-QSB, filed with the Securities and Exchange Commission on August 14, 2006).

10.1	Investment Advisory Agreement, dated as of May 5, 2006, by and among Universal Tanning Ventures, Inc. and Galileo Asset Management SA (previously filed with Form 10-QSB, filed with the Securities and Exchange Commission on August 14, 2006).

10.2	Stock Purchase Agreement, dated as of May 6, 2006, by and among Universal Tanning Ventures, Inc. and Rhino Island Capital, Ltd. (previously filed with Form 10-QSB, filed with the Securities and Exchange Commission on August 14, 2006).

10.3	Share Deposit Escrow Agreement, dated as of May 6, 2006, by and among Universal Tanning Ventures, Inc., Rhino Island Capital, Ltd. and Madison Stock Transfer, Inc. (previously filed with Form 10-QSB, filed with the Securities and Exchange Commission on August 14, 2006).

10.4	Stock Purchase Agreement, dated August 14, 2006, between Universal Energy Corp. and Mr. Isaac Rotnemer (previously filed on Form 8-K, filed with the Securities and Exchange Commission on August 18, 2006).

10.5	2006 Non-Statutory Stock Option Plan, dated September 13, 2006 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 18, 2006).

10.6	Employment Agreement, dated as of September 14, 2006, by and between Universal Energy Corp. and Dyron M. Watford (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 18, 2006).

10.7	Stock Option Agreement between Universal Energy Corp. and Dyron M. Watford, dated September 14, 2006 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 18, 2006).

10.8	Employment Agreement, dated as of September 15, 2006, by and between Universal Energy Corp. and Billy Raley (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 18, 2006).

10.9	Stock Option Agreement between Universal Energy Corp. and Billy Raley, dated September 15, 2006 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 18, 2006).

10.10	Seismic Option, Farmout and Net Carried Interest Agreement between 1097885 Alberta Ltd., 0700667 BC Ltd., and Universal Energy Corp., dated September 22, 2006 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 26, 2006).

10.11	Employment Agreement, dated as of October 6, 2006, by and between Universal Energy Corp. and Kevin Tattersall (previously filed on Form 8-K, filed with the Securities and Exchange Commission on October 12, 2006).

10.12	Participation Agreement, dated as Of March 28, 2007, by and Between Universal Explorations Corp. and Yuma Exploration And Production Company, Inc. (previously filed on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2007)

10.13	Agreement, dated as Of May 2, 2007, by and Between Universal Energy Corp. and Capital Financial Media, LLC *

10.14	Participation Agreement, dated as Of May 2, 2007, by and Between Universal Explorations Corp. and Yuma Exploration And Production Company, Inc. (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 8, 2007)

EXHIBIT NUMBER	DESCRIPTION
10.15	Participation Agreement, dated as Of May 2, 2007, by and Between Universal Explorations Corp. and Yuma Exploration And Production Company, Inc. (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 8, 2007)

10.16	Agreement, dated as Of June 11, 2007, by and Between Universal Energy Corp. and Capital Financial Media, LLC *

14	Code of Ethics (previously filed on Form 10-KSB, filed with the Securities and Exchange Commission on March 29, 2004).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.