Form 10QSB
period 2007-09-30
UNIVERSAL ENERGY CORP.
filed 2007-11-19
CIK 1207029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to ___________

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

☒ Yes ☐ No

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of November 16, 2007 was 29,727,181 and there were 496 stockholders of record.

Transitional Small Business Issuer Format: ☐YES      ☒  NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES      ☒  NO

UNIVERSAL ENERGY CORP.

FORM 10-QSB

Universal Energy Corp.
And Subsidiary

Consolidated Balance Sheet

September 30,
2007
(unaudited)
Assets

Current assets:
Cash	$314,730
Prepaid expenses	12,815

Total current assets	327,545

Oil and gas properties (Note 4)
Prepaid drilling costs	2,297,481
Unproven	1,773,834
Deferred loan costs	376,378
Property and equipment, net	8,743
Other assets	1,545

Total assets	$4,785,526

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$152,782
Accrued expenses	47,050
Accrued interest	33,000
Promissory notes	925,005
Convertible debentures, current portion	425,841

Total current liabilities	1,583,678

Convertible debentures, net of discount	1,064,156

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, $0.0001 par value, 250,000,000 shares authorized, 29,588,119 shares issued and outstanding	2,973
Additional paid-in capital	10,548,225
Accumulated deficit	(8,413,506)

Total stockholders’ equity	2,137,692

Total liabilities and stockholders’ equity	$4,785,526

See accompanying notes to unaudited consolidated financial statements.

Universal Energy Corp.
And Subsidiary

Consolidated Statements of Operations

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Stock compensation expense	470,924	-	1,412,376	-
Investor/public relations expenses	52,862	-	1,353,780	-
Selling, general and administrative expenses	222,450	45,516	642,739	106,120

Loss from continuing operations	(746,236)	(45,516)	(3,408,895)	(106,120)

Discontinued operations (Note 9)
Income (loss) from operations of discontinued operations	-	7,247	(34,186)	21,219
Gain (loss) from discontinued operations	-	7,247	(34,186)	21,219

Non-operating expense, net	(3,572,871)	-	(3,596,847)	-

Net loss	$(4,319,107)	$(38,269)	$(7,039,927)	$(84.901)

Weighted average common shares outstanding	29,633,969	20,296,515	28,551,593	19,383,995

Net loss per share from continuing operations
– basic and diluted	$(0.03)	$(0.00)	$(0.12)	$(0.01)
Net gain (loss) per share from discontinued operations
– basic and diluted	$(0.00)	$(0.00)	$(0.10)	$(0.00)

See accompanying notes to unaudited consolidated financial statements.

Universal Energy Corp.
And Subsidiary
Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(7,039,927)	$(84,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion on promissory notes discount	112,492
Accretion on discount and warrants	118,487
Beneficial conversion feature on Convertible debentures	3,311,803
Stock compensation expense – advisory board stock grants	134,225	-
Stock compensation expense – employee stock grants	242,531	-
Stock compensation expense – employee stock option grants	1,035,620	-
Depreciation and amortization	1,397	-
Increase in operating assets:
Prepaid drilling costs	(2,297,481)	-
Escrow – Seismic funds	25,206	(135,500)
Other assets	(1,545)	-
Prepaid expenses	131	-
Increase in operating liabilities:
Accounts payable	122,883	15,541
Accrued expenses	32,757	2,066
Accrued interest	33,000	-
Net cash used in operating activities	(4,168,421)	(202,794)
Net cash provided by discontinued operations	(42,599)	21,508
Net cash used in operations	(4,211,020)	(181,286)
Cash flows from investing activities:
Oil and gas properties, unproven	(1,666,905)	-
Purchase of property and equipment	(10,140)	-
Net cash used in investing activities of continuing operations	(1,677,045)	-
Net cash provided by investing activities of discontinued operations	7,600	-
Net cash used in investing activities	(1,669,445)	-
Cash flows from financing activities:
Proceeds from issuance of debentures	4,000,000	-
Proceeds from issuance of promissory notes	1,000,000	-
Net proceeds from issuance of common stock	1,056,887	246,977
Deferred loan costs	(376,378)
Warrants issued in connection with Convertible debentures	63,386
Proceeds from advances from stockholder	-	11,880
Repayment of advances from stockholder	-	(29,880)
Net cash provided by financing activities	5,743,895	228,977

Net increase (decrease) in cash	(136,570)	47,691

Cash, beginning of period	450,850	-

Cash, end of period	$314,280	$47,691
Supplemental schedule of non-cash financing activities:
Cash paid during the period for:
Interest	$21,666	$12

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

September 30, 2007

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

Principles of Consolidation. The Company’s consolidated financial statements for the periods ended September 30, 2007 and 2006, include the accounts of its wholly owned subsidiaries UT Holdings, Inc. and Universal Explorations Corp. (new in 2007), both Delaware corporations. All intercompany balances and transactions have been eliminated.

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

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

NOTE 2 – BASIS OF PRESENTATION, CONTINUED

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since January 4, 2002 (date of inception), which losses have caused an accumulated deficit of approximately $7,150,000 as of September 30, 2007. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – OIL AND GAS PROPERTIES, UNPROVEN

At September 30, 2007, the Company had paid the following drilling costs for the following prospects and are included in the caption on the Company’s balance sheet as Prepaid Drilling Costs.

Prospect	Amount as of September 30,2007
East OMG	$1,839,775
Lake Campo	366,535
Caviar #1	37,314
Amberjack	53,857

Outstanding September 30, 2007	$2,297,481

The total costs incurred and excluded from amortization are summarized as follows:

				Net Carrying Value September 30,
	Acquisition	Exploration	Impairment Loss	2007	2006
Canada	$-	$131,174	$-	$131,174	$-
United Sates	750,811	891,849	-	1,642,660	-

Totals	$750,811	$131,174	$-	$1,773,834	$-

All of the Company’s oil and gas properties are unproven and are located in Louisiana, Texas and Alberta, Canada.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

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

The fair value of the warrants issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.13%; no dividend yields; volatility factors of the expected market price of our common stock of 23.12; an estimated forfeiture rate of 15%; and an expected life of the warrants of 5 years. This generates a price of $0.39 per warrants based on a strike price of $1.25 at the date of grant, which was June 12, 2007. As a result, approximately $187,500 of discount on promissory notes and additional paid-in capital was recorded during the nine month period ended September 30, 2007 relating to the issuance of promissory notes.

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

NOTE 7 – STOCKHOLDERS’ EQUITY

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

On October 6, 2006, the Company entered into a two-year employment agreement with Mr. Kevin Tattersall to be its chief exploration officer. As part of his compensation and pursuant to the agreement, we issued Mr. Tattersall 812,500 shares of common stock in the company. The stock issued to Mr. Tattersall is restricted as defined by the Securities Act of 1933, as amended. The shares will vest monthly over the term of the employment agreement and vesting is contingent upon continued employment with the Company. Any remaining unvested shares of common stock at the time of termination or resignation from the Company will be forfeited by the executive. At the date of issuance, the shares were valued at the closing bid price on October 6, 2006 at $0.80. For the nine month period ended September 30, 2007, the Company recorded approximately $242,500 as compensation expense under this agreement for the vesting of 304,686 shares.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

NOTE 7 – STOCKHOLDERS’ EQUITY, CONTINUED

During 2007, the Company issued 75,000 shares of restricted common stock to members of the Company’s advisory board. At the date of each issuance, the shares were valued at the closing bid price. For the nine month period ended September 30, 2007, the Company recorded approximately $134,200 as compensation expense under these agreements.

September 2007 PIPE Financing. In September 2007, the Company consummated the offer and sale of an aggregate of $5,000,000 principal amount of our Debentures and associated warrants pursuant to the terms and conditions of a Securities Purchase Agreement (the “Securities Purchase Agreement”) dated September 10, 2007 amongst the Company and the purchasers of the Debentures. The Company received aggregate proceeds of $4,000,000 reflecting a 20% original issue discount to the purchasers (the “2007 Financing”).

Pursuant to the Securities Purchase Agreement, the Company issued:

•	An aggregate of $5,000,000 of Debentures convertible into shares of our common stock at $0.80 per share;
•	Class A Warrants to purchase up to an aggregate of 6,250,000 shares of our common stock at an exercise price of $0.88 per share, for a period of 5 years from the closing date of the 2007 Financing;
•
Class B Warrants to purchase up to an aggregate of 6,250,000 units, each unit consisting of a share of our common stock and one Class C Warrant, at exercise price of $0.80 per unit, for a period of 1 year from the closing date of the 2007 Financing; the Class C Warrants permit the holders thereof to purchase one share of our common stock at a price of $0.88 per share.

In connection with the Securities Purchase Agreement, we also entered into a Registration Rights Agreement with the purchasers of the Debentures, which agreement obligated us to file a registration statement with the Securities and Exchange Commission within 45 days after the closing of the 2007 Financing registering on behalf of the purchasers the resale of all or such maximum portion of the shares of common stock issuable upon conversion of the Debentures and the exercise of the warrants, as permitted pursuant to Securities and Exchange Commission guidance regarding offerings made on a continuous basis pursuant to SEC Rule 415.

The Debentures are due and payable in full on August 31, 2009. The Debentures begin amortizing monthly on September 1, 2008. At any time prior to the maturity date of the Debentures, the purchasers have the right to convert the Debentures, in whole or in part, into shares of our common stock at the then effective conversion price.

The Debentures are convertible into 6,250,000 shares of common stock at a price of $0.80 per share. The conversion price is subject to adjustment under circumstances described in the Debentures. Among other things, the purchasers of the Debentures also received A Warrants permitting the holders thereof to purchase up to an aggregate of 6,250,000 additional shares of our common stock at a price of $0.88 per share exercisable for five (5) years from the closing date the 2007 Financing.

The Securities Purchase Agreement, and the other agreements and instruments contemplated thereby including the Debentures and the Warrants, contain covenants that limit our ability to, among other things, incur or guarantee additional indebtedness; incur or create liens; amend our certificate of incorporation, bylaws or other charter documents so as to adversely affect any rights of the holders of the Debentures; repay or repurchase shares of common stock other than as permitted in the Debentures and the related documents between the purchasers and us.

The Debentures include customary default provisions and an event of default includes, among other things, a change of control, the sale of all or substantially all our assets, the failure by us to have registration statements declared effective on or before the deadlines set forth in the Registration Rights Agreement, the lapse of the effectiveness of registration for specified periods. Upon the occurrence of an event of default, each Debenture may become immediately due and payable, either automatically or by declaration of the holder of such Debenture.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

NOTE 7 – STOCKHOLDERS’ EQUITY, CONTINUED

Our obligations under the Securities Purchase Agreement and Debentures are secured by a senior security interest and lien granted upon all our assets pursuant to the terms of a Security Agreement entered into by us as a condition to the consummation of the 2007 Financing.

In connection with the 2007 Financing, each purchaser of the Debentures has contractually agreed to restrict, except in limited circumstances, its ability to convert the Debentures, exercise the Warrants and additional investment rights and receive shares of our common stock such that the number of shares of our common stock held by each such purchaser and its affiliates after such conversion or exercise does not exceed 4.99% of the number of shares of our common stock outstanding immediately after giving effect to such conversion or exercise.

Certain of our officers have entered into a lock-up agreement that restricts their right to dispose of any shares of our common stock for a period of one year following the effective date of a registration statement registering the shares of our common stock as provided in the Registration Rights Agreement.

The Debentures and the warrants which we issued in the 2007 Financing were issued pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

At September 13, 2007, the date of issuance, the Company determined the fair value of the Debenture to be $4,000,000. The warrants and the beneficial conversion feature were $2,628,491 and $3,311,803 respectively, which were determined under the Black-Scholes valuation method. They are included under stockholders' equity as additional paid in capital - stock warrants and additional paid in capital - beneficial conversion feature respectively in accordance with guidance of APB 14 and EITF No. 98-5. Accordingly, the interest discount on the warrants was recorded, and is being amortized by the straight-line method of 1.5 years. The beneficial conversion feature was expensed.

Because of the fact that the Fixed Rate Convertible Debenture contains three separate securities and yet merged into one package, the Debenture security must identify its constituents and establish the individual value as determined by the Issuer as follows:

(1)	Convertible Debenture	$5,110,294
(2)	Discount	$1,110,294
(3)	Warrant	$2,628,491
(4)	Beneficial Conversion Feature	$3,311,803

The above items (2), (3), and are to be amortized to interest expense over the term of the Debenture by the effective interest method as disclosed in the table below.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

NOTE 7 – STOCKHOLDERS’ EQUITY, CONTINUED

The Convertible Debentures Payable, net consists of the following:

	As of September 30,
	2007	2006
Convertible Debenture – Principal and interest
Balance at beginning of period	$5,110,294	-
Addition	-	-
Redemption	-	-
Interest charged for the current period	21,268	-
Repayment of interest in current period	(21,268)	-
Balance at end of period	5,110,294	-

Less: Interest discount – Beneficial conversion feature
Balance at beginning of period	1,110,294	-
Addition	-	-
Amortization	(51,713)	-
Balance at end of period	1,058,581	-

Less: Interest Discount – Warrant
Balance at beginning of period	2,628,491	-
Addition	-	-
Amortization	(66,775)	-
Balance at end of period	2,561,716	-

Convertible Debentures, net	$1,489,997	-

The Convertible Debenture was classified as current and non-current as follows

	As of September 30,
	2007	2006
Non-current portion	$1,064,156	-
Current portion	425,841	-
	$1,489,997	$-

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

In September 2006, the Company awarded 12,500,000 stock options to certain employees, officers, and directors for services rendered. Under FASB Statement No. 123R, “Share-Based Payment,” these options were valued at fair value at the date of grant. The fair value of the options issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.65%; no dividend yields; volatility factors of the expected market price of our common stock of 0.71; an estimated forfeiture rate of 15%; and an expected life of the options of 3 years. This generates a price of $0.39 per option based on a strike price of $0.78 at the date of grant, which was September 15, 2006. As a result, approximately $1,035,600 of compensation expense and additional paid-in capital was recorded during the nine month period ended September 30, 2007 relating to the vesting of 2,083,334 options awarded. As of September 30, 2007, a total of 8,159,724 nonvested shares remained outstanding with a weighted average price of $0.78 and a grant date value of $0.39 per share. At September 30, 2007, the aggregate intrinsic value of the stock options issued and vested was $3,125,000 and $1,085,100, respectively.

Options	Number of Shares	Option Price
Granted	12,500,000	$0.78
Exercised	-	-
Cancelled	-	-

Outstanding September 30, 2007	12,500,000	$0.78

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

Corporate History

We were incorporated in the State of Delaware on January 4, 2002, under the name of "Universal Tanning Ventures, Inc." From inception until 2006, we owned and operated a single indoor tanning salon business that offered a full range of indoor tanning products and services to our customers. On May 21, 2006, we changed our name to "Universal Energy Corp." and focused our operations on the acquisition and development of oil and natural gas properties.

Plan of Operation

We are an independent energy company engaged in the acquisition and development of crude oil and natural gas leases in the United States and Canada.  We pursue oil and gas prospects in partnership with oil and gas companies with exploration, development and production expertise. Our minority working interests in drilling prospects currently consist of land in Alberta, Canada, Louisiana and Texas. As we expand our business we will eventually seek to act as the operator of those properties in which we have an interest.

We have working interests ranging from 7.5% to 95.00% in the various prospects in which we are a participant. A “working interest” is a percentage of ownership in an oil and gas lease granting its owner the right to explore, drill, and produce oil and gas from a tract of property. Working interest owners are obligated to pay a corresponding percentage of the cost of leasing, drilling, producing, and operating a well or unit. After royalties are paid, the working interest also entitles its owner to share in production revenues with other working interest owners based on the percentage of working interest owned. A “net revenue interest” is a share of production after all burdens, such as royalties, have been deducted from the working interest. It is the percentage of production that each party actually receives.

Since inception, we have funded our operations primarily from private placements of our common stock and debt issuances. Although we expect that, during the next 12 months, our operating capital needs will be met from our current economic resources and by additional private capital stock transactions, there can be no assurance that funds required will be available on terms acceptable to us or at all. Without additional financing, we expect that our current working capital will be able to fund our operations through November 2007. If we are unable to raise sufficient funds on terms acceptable to us, we may be unable to complete our business plan. If equity financing is available to us on acceptable terms, it could result in additional dilution to our stockholders.

As of September 30, 2007, although we have completed the drilling and are currently completing production of certain well, we are still considered to have no proved reserves. From inception to September 30, 2007, we have accumulated losses of approximately $8,414,000 and expect to incur further losses in the development of our business, all of which casts doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due.

We estimate the drilling and completion costs to operate our prospects and our business for the next twelve months are as follows:

Pembina Nisku	$75,000
Caviar (#3, #4, #5)	1,200,000
Amberjack	-
Lake Campo	225,000
East OMG	845,000
Lone Oak	1,300,000
General and administrative	750,000
Total	$4,395,000

As of September 30, 2007, we have participated in drilling the following wells with the interests and results indicated as of the date of this prospectus:

	Interest
Well Name	Working	Net Revenue	Approximate Depth	Formation	Status

Amberjack	7.50%	4.05%	10,000’	Miocene	Awaiting production
Caviar #1	10.00%	5.40%	10,600’	Miocene	Awaiting production
Lake Campo	12.50%	6.75%	10,000’	Tex W	Awaiting production
East OMG	17.50%	9.45%	16,500’	Miogyp	Currently drilling to 16,500’

Our U.S. Prospects

We currently have interests in the following properties:

Agreement	Approximate Acreage	Universal’s Interest	Location
1097885 Alberta Ltd. (Nisku Reef)	480	95.0% *	Canada, Alberta
Caviar	932	10.0%*	Louisiana, USA
Amberjack	840	7.5%*	Louisiana, USA
Lake Campo	190	12.5%*	Louisiana, USA
East OMG	923	17.5%*	Louisiana, USA
Lone Oak	3,526	12.5%*	Texas, USA
W. Rosedale	204	15.0%*	Louisiana, USA
_____________________
*               Working interest before casing point

Nisku Reef Prospect – Alberta, Canada

In September 2006, we acquired a working interest in the Nisku Reef project which is situated in the Pembina oil field. We have an agreement to earn a 95% working interest in 480 acres of leased lands by drilling a test well to the base of the Nisku formation, subject to a convertible 15.0% GORR (gross overriding royalty) to the lease holder. The allowable 160 acre spacing does permit for up to three wells to be drilled on this prospect.

We have performed 3-D seismic programs and magneto telluric programs on our prospect during the 4th quarter of 2006 and the first quarter of 2007.  We anticipate seeking joint venture partners for this prospect. We do not have any arrangements with any third party regarding the drilling program on this property.

Caviar Prospects – Plaquemines Parish, Louisiana

In March 2007, we signed a participation agreement that expanded our oil and gas exploration and production activities into Southeastern Louisiana. The agreement allowed us to earn a 10% working interest before casing point and a 7.5% interest after casing point based on the participation in the drilling of a test well. If we satisfy our obligation, we then have the right to participate in three remaining wells to be drilled within the prospect. This prospect, named Caviar, lies in the prolific Middle Miocene Trend, which stretches across most of Southeastern Louisiana. Drilling on the first well was completed in September 2007 and the subsequent election was made by well participants to complete the well. Production casing has been set and the well is expected to start production in December 2007, as soon as the gas pipeline is installed to the prospect.

East OMG Prospect – Cameron Parish, Louisiana

We signed a participation agreement in August 2007 that gives us the right to earn a 17.5% working interest before casing point and a 13.125% interest after casing point based on the participation in the drilling of a well on the East OMG Prospect. Wells adjacent to the East OMG Prospect such as Chalkley Miogyp field and S. Lake Arthur, have cumulative production of 500 billion BCFE and 800 billion BCFE, respectively; however, you should note that proximity of these fields to our property provides no assurance that we will establish any reserves on our property.

Production from the adjacent wells listed above is from the same Upper Miogyp sandstones that are the main objective of the East OMG Prospect. The combined reserve potential of the four principal objective sandstones that comprise the East OMG prospect is estimated to be greater than 59 BCFE. The project began drilling in October 2007 and is scheduled to conclude drilling in December 2007.

Lake Campo Prospect – Plaquemines Parish, Louisiana

We have a 9.375% interest after casing point in the Lake Campo Prospect; this prospect is an established productive structure that produces gas from water drive sands down-dip to the proposed drill location. Lake Campo also lies in the prolific Middle Miocene Trend. Drilling was completed on the test well in October 2007 and the election was made to complete the well.

W. Rosedale Prospect –Ibervile Parish, Louisiana

We have the right to earn a 15.0% working interest before casing point and a 12.0% interest after casing point based on the participation in the drilling of a test well. This prospect, named W. Rosedale, is a 3-D and sub-surface supported, multiple objective, 10,150’ normal pressured drilling prospect located 20 miles west of Baton Rouge, Louisiana. Drilling on the prospect began in October 2007 and is scheduled to be completed in November 2007.

Lone Oak Prospect – Galveston Bay, Texas

We have the right to earn a 12.5% working interest before casing point and a 9.375% interest after casing point based on the participation in the drilling of a test well. This prospect, named Lone Oak, is a 3,526 acre prospect located in the inland waters of Galveston Bay, Texas. Drilling of this 13,000 foot well is scheduled to begin in late November 2007.

Miscellaneous

We are not obligated to provide quantities of oil or gas in the future under existing contracts or agreements. We have not filed any reports containing oil or gas reserve estimates with any federal or foreign governmental authority or agency within the past 12 months.

CONSOLIDATED FINANCIAL INFORMATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Investor/public relations expense	$52,900	$-	$1,353,800	$-
Stock compensation expense	$470,900	$-	$1,412,400	$-
Selling, general and administrative	$222,500	$45,500	$642,700	$106,100
Gain (loss) from discontinued operations	$-	$(7,200)	$(34,200)	$(21,200)

Comparison of Three Months Ended September 30, 2007 and September 30, 2006.

Investor/public relations Expense. Investor/public relations expenses for the three months ended September 30, 2007 increased $52,900 to approximately $52,900 from $0 for the same period in 2006. The increase was primarily attributable to investor/public awareness campaigns to help develop a brand name for the Company.

Stock Compensation Expense. Stock compensation expenses for the three months ended September 30, 2007 increased $470,900 to approximately $470,900 from $0 for the same period in 2006. The increase was primarily attributable to stock option awards to our executive officers and advisory board members.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 30, 2007 increased $177,000 (or 389%) to approximately $222,500 from approximately $45,500 for the same period in 2006. The increase was primarily attributable to increased wages, travel and other acquisition costs associated with changing the direction of the Company to pursue oil and gas prospects.

Discontinued Operations. Gain (loss) from discontinued operations for the three months ended September 30, 2007 decreased $7,200 to $0 from $7,200 for the same period in 2006. During the three months ended September 30, 2007, there were no further operations of the discontinued operations.

Net Loss. Net loss for the three months ended September 30, 2007 was approximately $4,319,100 compared to $38,300 for 2006. The increase in our net loss was due to the reasons described herein above.

Comparison of Nine Months Ended September 30, 2007 and September 30, 2006.

Investor/public relations Expense. Investor/public relations expenses for the nine months ended September 30, 2007 increased $1,353,800 to approximately $1,353,800 from $0 for the same period in 2006. The increase was primarily attributable to investor/public awareness campaigns to help develop a brand name for the Company.

Stock Compensation Expense. Stock compensation expenses for the nine months ended September 30, 2007 increased $1,412,400 to approximately $1,412,400 from $0 for the same period in 2006. The increase was primarily attributable to stock option awards to our executive officers and advisory board members.

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 30, 2007 increased $536,600 (or 506%) to approximately $642,700 from approximately $106,100 for the same period in 2006. The increase was primarily attributable to increased wages, travel and other acquisition costs associated with changing the direction of the Company to pursue oil and gas prospects.

Discontinued Operations. Gain (loss) from discontinued operations for the nine months ended September 30, 2007 increased $13,000 to $34,200 from $21,200 for the same period in 2006. During February 2007, this segment was discontinued and no further operations of the discontinued operations were performed.

Net Loss. Net loss for the nine months ended September 30, 2007 was approximately $7,039,900 compared to $84,900 for 2006. The increase in our net loss was due to the reasons described herein above.

Liquidity and Capital Resources

Net cash used in operating activities totaled approximately $4,168,000 during the nine months ended September 30, 2007, compared to net cash used in operating activities of approximately $202,800 for the same period in 2006. Net cash used in discontinued operating activities totaled approximately $43,000 during the nine months ended September 30, 2007, compared to net cash provided by discontinued operations of approximately $21,500 for the same period in 2006.

Cash used in investing activities from operating activities totaled $1,666,900 and $- during the nine months ended September 30, 2007 and 2006, respectively. Capital expenditures in 2007 were primarily comprised of drilling and completion costs associated with our oil and gas prospects.

Net cash provided by financing activities totaled approximately $5,743,900 and $229,000 during the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007, financing activities consisted of proceeds from the sale of debentures by the company..

At September 30, 2007 we had cash balances in the amount of approximately $314,700. Our principal source of funds has been cash generated from financing activities. We have been unable to generate significant liquidity or cash flow from our current operations. We anticipate that cash flows from continuing operations or discontinued operations will be insufficient to fund our business operations for the full year 2007 and that we must continue attempting to raise additional capital to fund our operations and implement our business plan.

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

Net operating loss carryforwards. As of September 30, 2007, we have incurred a net operating loss of approximately $8,414,000 since inception. This net operating loss may be used to reduce future federal income taxes, if any. No provision for federal or state income taxes has been recorded, and we have not recorded any benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carryforward or that the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation as a result of capital transactions occurring in 2002 or otherwise, we may be liable for back taxes, interest and, possibly, penalties prospectively.

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

Full Cost Method. The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool. As of September 30, 2007, the Company had no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made, the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Glossary of Industry Terms

The following is a description of the meanings of some of the natural gas and oil industry terms used in this prospectus..

Bcf. Billion cubic feet of natural gas.

Casing Point. The location, or depth, at which drilling an interval of a particular diameter hole ceases, so that casing of a given size can be run and cemented.

Completion. An indefinite term, but including those steps in attempting to bring a well into production after the well has been drilled to total depth through a prospective pay zone. Such steps include running and cementing a production string of casing, perforating, running tubing, acidizing or fracturing, swabbing, etc.

Development Well. A well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

Discovery Well. An exploratory well that encounters a new and previously untapped oil or gas reservoir; it may open a new field, or a previously unknown reservoir (pool) in an old field.

Field. An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition. There may be two or more reservoirs in a field, which are separated vertically by intervening impervious state, or laterally by local geologic barriers, or by both.

Gross acres or gross wells.  The total acres or wells, as the case may be, in which a working interest is owned.

Mcf.  Thousand cubic feet of natural gas.

Mcfe.  Thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

MMcf.  Million cubic feet of natural gas.

Net. "Net" oil and gas wells or "net" acres are determined by multiplying gross wells or acres by our working interest in those wells or acres.

Oil and gas producing activities. Such activities include: (a) The search for crude oil, including condensate and natural gas liquids, or natural gas in their natural states and original locations.(b) The acquisition of property rights or properties for the purpose of further exploration and/or for the purpose of removing the oil or gas from existing reservoirs on those properties. (c) The construction, drilling and production activities necessary to retrieve oil and gas from its natural reservoirs, and the acquisition, construction, installation, and maintenance of field gathering and storage systems-including lifting the oil and gas to the surface and gathering, treating, field processing (as in the case of processing gas to extract liquid hydrocarbons) and field storage.

Operator. In a joint venture for the execution of works or as defined in a joint operating agreement, the "Operator" entity charged with the responsibility for the execution of all works and is normally responsible to authorities for the representation and legal execution of all related agreements and contracts.

Producing Well. A well from which hydrocarbon or non- hydrocarbons in a fluid or gaseous state flow or are extracted on a daily basis.

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

3-D Seismic. The term applied to describe the method of acquiring seismic data that result in a three-dimensional grid of data (x,y,time) of the subsurface. 3D seismic data is usually acquired as a complete grid and interpreted within this specialized grid that allows the interpreter to generate three-dimensional maps of the subsurface.

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

ITEM 3 - CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

In 2007, the Company sold 2,070,000 shares of restricted stock to investors for net proceeds of $773,000. Each investor had access to and was provided with relevant information concerning the company. The securities were exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended

During 2007, the Company issued 75,000 shares of restricted common stock to members of the Company’s advisory board. At the date of each issuance, the shares were valued at the closing bid price. For the period ended September 30, 2007, the Company recorded approximately $134,200 as compensation expense under these agreements.

In September 2007, the Company consummated the offer and sale of an aggregate of $5,000,000 principal amount of our Debentures and associated warrants pursuant to the terms and conditions of a Securities Purchase Agreement (the “Securities Purchase Agreement”) dated September 10, 2007 amongst the Company and the purchasers of the Debentures. The Company received aggregate proceeds of $4,000,000 reflecting a 20% original issue discount to the purchasers (the “2007 Financing”).

Pursuant to the Securities Purchase Agreement, the Company issued:
•	An aggregate of $5,000,000 of Debentures convertible into shares of our common stock at $0.80 per share;
•	Class A Warrants to purchase up to an aggregate of 6,250,000 shares of our common stock at an exercise price of $0.88 per share, for a period of 5 years from the closing date of the 2007 Financing;
•
Class B Warrants to purchase up to an aggregate of 6,250,000 units, each unit consisting of a share of our common stock and one Class C Warrant, at exercise price of $0.80 per unit, for a period of 1 year from the closing date of the 2007 Financing; the Class C Warrants permit the holders thereof to purchase one share of our common stock at a price of $0.88 per share.

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
_________
*              Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2006

Universal Energy Corp.

By:	/s/Billy Raley
Name:	Billy Raley
Title:	Chief Executive Officer

By:	/s/ Dyron M. Watford
Name:	Dyron M. Watford
Title:	Chief Financial Officer

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION
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
_________
*              Filed herewith.