Form 10KSB
period 2007-12-31
UNIVERSAL ENERGY CORP.
filed 2008-04-15
CIK 1207029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-KSB
__________________________
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to ___________

Commission file number: 000-50284

UNIVERSAL ENERGY CORP.
(Exact name of Registrant as specified in its charter)
____________________

Delaware	80-0025175
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer I.D. No.)
______________________

30 Skyline Drive
Lake Mary, Florida 32746
(800) 975-2076
(Address and telephone number of principal executive offices)
___________________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer’s revenues for its most recent fiscal year were $1,100

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of April 8, 2008, was approximately $8,870,500. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such 10% stockholders are affiliates.

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of April 8, 2008 was 29,885,233 and there were 479 stockholders of record.

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by us in those statements include, among others, the following:

•	the quality of our properties with regard to, among other things, the existence of reserves in economic quantities;
•	uncertainties about the estimates of reserves;
•	our ability to increase our production of oil and natural gas income through exploration and development;
•	the number of well locations to be drilled and the time frame within which they will be drilled;
•	the timing and extent of changes in commodity prices for natural gas and crude oil;
•	our ability to complete potential acquisitions;
•	domestic demand for oil and natural gas;
•	drilling and operating risks;
•	the availability of equipment, such as drilling rigs and transportation pipelines;
•	changes in our drilling plans and related budgets;
•	the adequacy of our capital resources and liquidity including, but not limited to, access to additional borrowing capacity; and
•	other factors discussed below under the heading "Risks Related To Our Business".

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Company Background

Our company was incorporated in the State of Delaware on January 4, 2002, under the name of "Universal Tanning Ventures, Inc." On May 21, 2006, we changed our name to "Universal Energy Corp." and became a company focused on the acquisition and development of oil and natural gas properties.

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

Our Properties

We have working interests ranging from 7.5% to 95.00% (net revenue interests ranging from 4.11% to 47.5%) in the various prospects in which we are a participant. A “working interest” is a percentage of ownership in an oil and gas lease granting its owner the right to explore, drill, and produce oil and gas from a tract of property. Working interest owners are obligated to pay a corresponding percentage of the cost of leasing, drilling, producing, and operating a well or unit. After royalties are paid, the working interest also entitles its owner to share in production revenues with other working interest owners based on the percentage of working interest owned. A “net revenue interest” is a share of production after all burdens, such as royalties, have been deducted from the working interest. It is the percentage of production that each party actually receives.

We began generating revenues from our oil and gas operations during the last few days of December 2007. We have not completed an engineering evaluation of our interests to establish proved reserves and cannot forecast when we will do so. “Proved reserves” are estimated quantities of crude oil, natural gas, and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

During the fiscal year ended December 31, 2007, we participated in drilling the following wells with the interests and results indicated:

	Interest		Approximate
Well Name	Working	Net Revenue	Depth	Current Status
Amberjack	7.50%	4.05%	10,000’	In production as of December 2007
Lake Campo	12.50	6.75%	10,000’	In production as of January 2008
Caviar #1	10.00	5.40%	10,600’	Awaiting pipeline completion
W. Rosedale	15.00	7.92%	10,300’	Plugged and abandoned in Nov. 2007
Caviar # 4	10.00	5.40%	10,800’	Awaiting pipeline completion
East OMG	17.50	9.45%	16,500’	Plugged and abandoned in Dec. 2007

We do not act as the operator of any of the properties in which we have a working interest. Rather, we contract out such activities to third parties and accordingly we rely on such third parties, to implement our exploration programs, increase production and establish reserves. Under our agreements with our operators, we typically agree to bear an agreed amount of the costs of drilling a designated well plus an additional fixed amount for costs of well completion, if warranted, in consideration of assignment of an agreed percentage of the working interest in the well, and join in an industry standard joint operating agreement with all other working interest owners. The operator typically agrees to obtain necessary permits to conduct proposed operations, contract with a third-party driller, log and test the well, provide us with specified drilling and test result reports, and assign the agreed working interest percentage upon our satisfaction of our covenants. Generally, we pay approximately one third of the working interest cost of drilling and completing a well for each one quarter of working interest earned.

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

We did not incur any material costs relating to our compliance with federal, state or local laws during the year ended December 31, 2007.

RISK FACTORS

Risks Specific to Our Company

WE HAVE LIMITED OPERATING FUNDS, AND OUR ABILITY TO CONTINUE AS A GOING CONCERN IS DEPENDENT UPON OUR ABILITY TO OBTAIN ADDITIONAL CAPITAL TO OPERATE THE BUSINESS.

The Company has experienced net losses since January 4, 2002 (date of inception), which losses have caused an accumulated deficit of approximately $15,418,500 as of December 31, 2007. In addition, the Company has consumed cash in its operating activities of approximately $2,653,800 and $337,900 for the years ended December 31, 2007 and 2006, respectively. We will require additional funds to execute our business plan. Our lack of sufficient financing to fully implement our business plan, and our expectation to continue operating losses for the foreseeable future raises substantial doubt about our ability to continue as a going concern.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

Our independent registered certified public accounting firm has issued its report, which includes an explanatory paragraph for going concern uncertainty on our financial statements as of December 31, 2007. Our ability to continue as a going concern is heavily dependent upon our ability to obtain additional capital to sustain operations. Currently, we have no commitments to obtain additional capital, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

SINCE WE ARE IN THE EARLY STAGE OF DEVELOPMENT AND HAVE A LIMITED OPERATING HISTORY, IT MAY BE DIFFICULT FOR YOU TO ASSESS OUR BUSINESS AND FUTURE PROSPECTS.

We have a limited history of revenues from oil and natural gas operations. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. With this limited operating history our company must be considered in the exploration stage. Our success is significantly dependent on a successful acquisition, drilling, completion and production program. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

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

Risks Related to Our Securities

IF WE ARE REQUIRED FOR ANY REASON TO REPAY OUR OUTSTANDING DEBENTURES WE WOULD BE REQUIRED TO DEPLETE OUR WORKING CAPITAL, IF AVAILABLE, OR RAISE ADDITIONAL FUNDS. OUR FAILURE TO REPAY THE DEBENTURES, IF REQUIRED, COULD RESULT IN LEGAL ACTION AGAINST US, WHICH COULD REQUIRE THE SALE OF SUBSTANTIAL ASSETS.

We have outstanding, as of December 31, 2007, $6,852,941 aggregate original principal amount of our Debentures. The Debentures bear interest at the rate of 8% per annum.

Unless deferred by the holders of the Senior Debentures, we are required to redeem the Senior Debentures on a monthly basis commencing on September 1, 2008, by payment, at our option, in cash or in shares of our common stock, one-twelfth of the aggregate original principal amount of the Senior Debentures or approximately $425,900 plus interest on the outstanding balance. Similarly, we are required to redeem the Junior Debentures on a monthly basis commencing on November 1, 2008, by payment, at our option, in cash or in shares of our common stock, one-twelfth of the aggregate original principal amount of the Junior Debentures or approximately $145,200 plus interest on the outstanding balance.

The Senior Debentures and the Junior Debentures are due and payable on September 1, 2009 and October 31, 2009, respectively, unless sooner converted into shares of our common stock. Any event of default could require the early repayment of the Debentures, including the accruing of interest on the outstanding principal balance of the Debentures if the default is not cured with the specified grace period. We anticipate that the full amount of the Debentures will be converted into shares of our common stock, in accordance with the terms of the Debentures; however no assurance can be provided that any amount of Debentures will be converted. If, prior to the maturity date, we are required to repay the Debentures in full, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the Debenture holders could commence legal action against us to recover the amounts due. Any such action could require us to curtail or cease operations.

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR DEBENTURES AND WARRANTS THAT ARE REGISTERED AND IF RESOLD BY THEIR HOLDERS, MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of December 31, 2007, we had outstanding:

•	$6,852,941 principal amount of Debentures that may be converted into an estimated 8,566,176 shares of common stock based on a conversion price of $0.80;

•	A Warrants to purchase up to 6,667,868 shares of common stock with an exercise price of $0.88 that were issued in connection with the sale of the Debentures;

•
B Warrants to purchase up to an aggregate of 6,387,868 units, each unit consisting of a share of our common stock and one C Warrant at exercise price of $0.80 per unit, for a period of 1 year from the effective date of the initial registration statement of which this prospectus is part; the Class C Warrants permit the holders thereof to purchase one share of our common stock at a price of $0.88 per share.

•
Class D Warrants (“D Warrants”) to purchase up to an aggregate of 2,313,309 shares of our common stock at an exercise price of $0.88 per share, for a period of 5 years from the closing date of the November 2007 Financing;

•
E Warrants to purchase up to an aggregate of 2,178,309 units, each unit consisting of a share of our common stock and one Class F Warrant (“F Warrants”), at exercise price of $0.80 per unit, for a period of 1 year from the effective date of the initial registration statement of which this prospectus is not part; the Class F Warrants permit the holders thereof to purchase one share of our common stock at a price of $0.88 per share; and

•	G Warrants to purchase up to an aggregate of 2,178,309 of shares at $1.00 per share for a period of five years from the closing date of the November 2007 Financing.

The sales of the shares of our common stock underlying theses Debentures and Warrants in the public market could adversely affect the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate.

THERE IS AN INCREASED POTENTIAL FOR SHORT SALES OF OUR COMMON STOCK DUE TO THE SALES OF SHARES ISSUED TO THE HOLDERS IN CONNECTION WITH THE SENIOR DEBENTURES AND A WARRANTS, WHICH COULD MATERIALLY AFFECT THE MARKET PRICE OF OUR STOCK.

Downward pressure on the market price of our common stock that likely will result from sales of our common stock by the Holders issued in connection with exercises of the A Warrants and conversions of the Senior Debentures could encourage short sales of common stock by the Purchasers or others.  A "short sale" is defined as the sale of stock by an investor that the investor does not own.  Typically, investors who sell short believe that the price of the stock will fall, and anticipate selling at a price higher than the price at which they will buy the stock.  Significant amounts of such short selling could place further downward pressure on the market price of our common stock, which could make it more difficult for existing shareholders to sell their shares.

THE ISSUANCE OF SHARES UPON CONVERSION OF THE DEBENTURES AND EXERCISE OF OUTSTANDING WARRANTS WILL CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION TO OUR EXISTING STOCKHOLDERS.

The issuance of shares upon conversion of the Debentures and exercise of warrants will result in substantial dilution to the interests of other stockholders since the purchasers may ultimately convert and sell the full amount issuable on conversion or exercise as the case may be. Although no single purchaser may convert its Debentures and/or exercise its warrants if such conversion or exercise would cause it to own more than 4.99% of our outstanding common stock, this restriction does not prevent each purchaser from converting and/or exercising some of its holdings and then converting the rest of its holdings. In this way, each purchaer could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering. In addition, the issuance of the Debentures and the warrants triggered certain anti-dilution rights for certain third parties currently holding our securities resulting in substantial dilution to the interests of other stockholders.

PAYMENT OF MANDATORY MONTHLY REDEMPTIONS IN SHARES OF COMMON STOCK WILL RESULT IN SUBSTANTIAL DILUTION.

To the extent that the Debentures are not converted and the holders do not defer the monthly redemption provisions of the Debentures, we expect to satisfy all or a significant portion of our obligation to redeem one-twelfth of the aggregate original principal amount of Debentures per month through issuance of additional shares of our common stock.

This may result in substantial dilution to the interests of other stockholders because the redemption price is 80% of the average of the three (3) lowest closing bid prices of the common stock over the twenty (20) trading day period ending on the trading day immediately preceding the applicable monthly redemption date, but not more than $0.80 per share, thus possibly requiring the issuance of more shares than would have been issued upon conversion.

In addition, we have previously contractually granted certain investors anti-dilution protections that will result in further dilution in the event the conversion, exercise or redemption prices associated with the monthly redemptions, as the case may be, are below $0.80 per share of our common stock.

IF WE FAIL TO COMPLY WITH THE TERMS AND CONDITIONS OF THE DEBENTURES, WARRANTS, THE REGISTRATION RIGHTS AGREEMENTS, OR THE SECURITIES AGREEMENT, WE MAY BE OBLIGATED TO PAY THE PURCHASERS OF THE DEBENTURES DAMAGES.

We have various obligations to file and obtain the effectiveness of certain registration statements which include certain outstanding common stock and common stock underlying outstanding Debentures and common stock underlying the warrants. If we fail to meet any obligations we have to have effective and current registration statements available (including the current registration statement related to the common stock underlying our Debentures and warrants), we may become obligated to pay damages to investors to the extent they may be entitled to such damages. In addition, to the filing of registration statements in connection with both the September 2007 and November 2007 Debentures and the Related Registration Rights Agreements and the Securities Agreement we may be required to file additional registration statements at various times in the future. We are initially seeking to register a number of shares which exceeds 33 percent of our currently issued and outstanding shares of common stock. Because of the Securities and Exchange Commission's recent interpretation of Rule 415, we cannot offer any assurances that we will be able to obtain the effectiveness of any registration statements or post-effective amendments to existing registration that we may file.

BOTH THE SEPTEMBER 2007 FINANCING AND THE NOVEMBER 2007 FINANCING IMPOSES CERTAIN RESTRICTIONS ON HOW WE CONDUCT OUR BUSINESS. IN ADDITION, ALL OF OUR ASSETS, INCLUDING OUR INTELLECTUAL PROPERTY, ARE PLEDGED TO SECURE THIS INDEBTEDNESS. IF WE FAIL TO MEET OUR OBLIGATIONS UNDER THE SENIOR DEBENTURES, OUR PAYMENT OBLIGATIONS MAY BE ACCELERATED AND THE COLLATERAL SECURING THE DEBT MAY BE SOLD TO SATISFY THESE OBLIGATIONS.

The financing documents relating to each of the September 2007 Financing and November 2007 Financing contains various provisions that restrict our operating flexibility. Pursuant to the agreement, we may not directly or indirectly, among other things:

•
pay, declare or set apart for such payment, any dividend or other distribution (whether in cash, property or other securities) on shares of capital stock or make any other payment or distribution in respect of our capital stock;

•	redeem, repay, repurchase or otherwise acquire (whether for cash or in exchange for property or other securities or otherwise) any shares of our capital stock;
•
by amendment of our charter documents, or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities, or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms of the Debentures;

•
enter into, create, incur, assume, guarantee or suffer to exist any indebtedness for borrowed money of any kind, including but not limited to, a guarantee, on or with respect to any of its property or assets now owned or hereafter acquired or any interest therein or any income or profits therefrom;

•
other than permitted liens, enter into, create, incur, assume or suffer to exist any mortgage, lien, pledge, charge, security interest or other encumbrance upon or in any property or assets (including accounts and contract rights) owned by us or any of our subsidiaries;

•	enter into any transaction with any of our affiliates;
•
redeem, defease, repurchase, repay or make any payments in respect of, by the payment of cash or cash equivalents (in whole or in part, whether by way of open market purchases, tender offers, private transactions or otherwise), all or any portion of any indebtedness; or

•	effect any type of variable price financing.

These provisions could have important consequences for us, including (i) making it more difficult for us to obtain additional debt or equity financing from another lender, or obtain new debt financing on terms favorable to us, and or (ii) causing us to use a portion of our available cash for debt repayment and service rather than other corporate purposes.

IT MAY BE MORE DIFFICULT FOR US TO RAISE FUNDS IN SUBSEQUENT STOCK OFFERINGS AS A RESULT OF THE SALES OF OUR COMMON STOCK BY THE HOLDERS IN CONNECTION WITH THE A WARRANTS AND THE SENIOR DEBENTURES.

As noted above, sales by the Holders likely will result in substantial dilution to the holdings and interest of current and new shareholders.  Additionally, as noted above, the volume of shares sold by the Holders could depress the market price of our stock.  These factors could make it more difficult for us to raise additional capital through subsequent offerings of our common stock, which could have a material adverse effect on our operations.

OUR OBLIGATIONS, UNDER THE SENIOR DEBENTURES AND THE SEPTEMBER SECURITIES PURCHASE AGREEMENT, ARE SECURED BY SUBSTANTIALLY ALL OF OUR ASSETS.

In connection with the September 2007 Financing we entered into a security agreement pursuant to which we granted a security interest in and to substantially all of our assets for the purpose of securing our obligations under the Senior Debentures and the September Securities Purchase Agreement. Consequently, if we default under the terms of the, Senior Debentures or the September Securities Purchase Agreement, the agent (as defined in the Security Agreement), on behalf of the Debenture holders, may foreclose on the security interest and sell and liquidate all of our assets. This would require us to cease operations.

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

POSSIBLE ISSUANCE OF ADDITIONAL SHARES MAY IMPACT THE PRICE OF OUR STOCK SHOULD A PUBLIC TRADING MARKET EVER DEVELOP.

Our Certificate of Incorporation authorizes the issuance of 250,000,000 shares of common stock. Approximately 88% of our authorized common stock remains un-issued. Our Board of Directors has the power to issue any or all of such additional common stock without stockholder approval. Investors should be aware that any stock issuances might result in a reduction of the book value or market price, if any, of the then outstanding common stock. If we were to issue additional common stock, such issuance will reduce proportionate ownership and voting power of the other stockholders. Also, any new issuance of common stock may result in a change of control.

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

Oil and Gas Properties

The following is a brief description of the oil and gas properties in which we held an interest as of December 31, 2007:

Non-Producing Oil and Gas Interests

Agreement	Approximate Acreage	Universal’s Interest	Location
1097885 Alberta Ltd.	480	95.0% *	Alberta, Canada
Amberjack	840	7.5%*	Louisiana, USA
Caviar	932	10.0%*	Louisiana, USA
East OMG	923	17.5%*	Louisiana, USA
Lake Campo	190	12.5%*	Louisiana, USA
Lone Oak	3,526	12.5%*	Texas, USA
W. Rosedale	204	15.0%*	Louisiana, USA
_____________________
* Working interest before casing point

Our Properties

Figure 1 – US properties.

We have not yet established proven reserves on any of our properties.

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

We have performed 3-D seismic programs and magneto telluric programs on our prospect during the 4th quarter of 2006 and the first quarter of 2007. We do not have any arrangements with any third party regarding the drilling program on this property. As of December 31, 2007, management has considered this prospect as impaired and has included an impairment charge of approximately $141,200 during the twelve months ended 2007.

Caviar Prospects – Plaquemines Parish, Louisiana

In March 2007, we signed a participation agreement that expanded our oil and gas exploration and production activities into Southeastern Louisiana. The agreement allowed us to earn a 10% working interest before casing point and a 7.5% interest after casing point based on the participation in the drilling of a test well. If we satisfy our obligation, we then have the right to participate in three remaining wells to be drilled within the prospect. This prospect, named Caviar, lies in the prolific Middle Miocene Trend, which stretches across most of Southeastern Louisiana. Drilling on the first well was completed in September 2007 and the subsequent election was made by well participants to complete the well. Production casing has been set and the well is expected to start production in the second quarter of 2008, as soon as the gas pipeline is installed to the prospect.

Amberjack Prospect – Plaquemines Parish, Louisiana

In May 2007, we signed a participation agreement that continued the expansion of our oil and gas exploration and production activities into Southeastern Louisiana. The agreement allowed us to earn a 7.5% working interest before casing point and a 5.625% interest after casing point based on the participation in the drilling of a test well. This prospect, known as the Amberjack Prospect, is amplitude supported, 10500’, normal pressured, drilling venture located in inland waters of Plaquemines Parish, Louisiana.  The project targeted multiple Middle Miocene (Tex-W, Big-H) sands on a well defined structural closure. The prospect was successfully drilled in June 2007 and began production in the last few days of December 2007.

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

Production from the adjacent wells listed above is from the same Upper Miogyp sandstones that are the main objective of the East OMG Prospect. The combined reserve potential of the four principal objective sandstones that comprise the East OMG prospect is estimated to be greater than 59 BCFE. The project began drilling in October 2007 and is concluded in December 2007. After review of the well logs, it was determined the best course of action was to plug and abandon the well. As of December 31, 2007, management has considered this prospect as impaired and has included an impairment charge of approximately $2,164,100 during the twelve months ended 2007.

Lake Campo Prospect – Plaquemines Parish, Louisiana

We have a 9.375% interest after casing point in the Lake Campo Prospect; this prospect is an established productive structure that produces gas from water drive sands down-dip to the proposed drill location. Lake Campo also lies in the prolific Middle Miocene Trend. Drilling was completed on the test well in October 2007 and the election was made to complete the well. This well began production in January 2008.

W. Rosedale Prospect –Ibervile Parish, Louisiana

We have the right to earn a 15.0% working interest before casing point and a 12.0% interest after casing point based on the participation in the drilling of a test well. This prospect, named W. Rosedale, is 3-D and sub-surface supported multiple objectives, 10,150’ normal pressured drilling prospect located 20 miles west of Baton Rouge, Louisiana. Drilling on the prospect began in October 2007 and the prospect was plugged and abandoned in November 2007. As of December 31, 2007, management has considered this prospect as impaired and has included an impairment charge of approximately $396,900 during the twelve months ended 2007.

Lone Oak Prospect – Galveston Bay, Texas

We have the right to earn a 12.5% working interest before casing point and a 9.375% interest after casing point based on the participation in the drilling of a test well. This prospect, named Lone Oak, is a 3,526 acre prospect located in the inland waters of Galveston Bay, Texas. Drilling of this 13,000 foot well is scheduled to begin in May 2008.

Exploratory Wells Drilled

	Interest		Approximate
Well Name	Working	Net Revenue	Depth	Current Status
Amberjack	7.50%	4.05%	10,000’	In production as of December 2007
Lake Campo	12.50	6.75%	10,000’	In production as of January 2008
Caviar #1	10.00	5.40%	10,600’	Awaiting pipeline completion
W. Rosedale	15.00	7.92%	10,300’	Plugged and abandoned in Nov. 2007
Caviar # 4	10.00	5.40%	10,800’	Awaiting pipeline completion
East OMG	17.50	9.45%	16,500’	Plugged and abandoned in Dec. 2007

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

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the OTC Bulletin Board under the symbol "UVSE".

For the periods indicated, the following table sets forth the high and low per share intra-day sales prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High ($)	Low ($)
Fiscal Year 2007
Fourth Quarter	$1.29	$0.58
Third Quarter	$2.55	$0.62
Second Quarter	$2.10	$1.10
First Quarter	$1.20	$0.80
Fiscal Year 2006 *
Fourth Quarter	$0.86	$0.78
Third Quarter	$0.80	$0.52
Second Quarter	$0.70	$0.60
First Quarter	$0.60	$0.60
_____________________
(*) Prices adjusted to reflect 2.5:1 stock split effective March 14, 2007

Holders

As of April 8, 2008, we had approximately 479 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Madison Stock Transfer, Inc., 1688 East 16th Street, Suite #7, Brooklyn, New York 11229.

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

Recent Sales of Unregistered Securities

Our November 2007 Financing. On or about November 29, 2007 we consummated a Securities Purchase Agreement (the “November SPA”) in which we received aggregate proceeds of $1,350,000 reflecting a 20% original issue discount to the purchasers. Pursuant to the November SPA, we issued:

•	An aggregate of $1,742,647 of Junior Debentures convertible into shares of our common stock at $0.80 per share;
•	D Warrants to purchase up to an aggregate of 2,178,309 shares of our common stock at an exercise price of $0.88 per share, for a period of 5 years from the closing date of the November 2007 Financing;
•
E Warrants to purchase up to an aggregate of 2,178,309 units, each unit consisting of a share of our common stock and one F Warrant, at exercise price of $0.80 per unit, for a period of 1 year from the effective date of the initial registration statement of which this prospectus is part; the F Warrants permit the holders thereof to purchase one share of our common stock at a price of $0.88 per share.

•	G Warrants to purchase up to an aggregate of 2,178,309 shares at $1.00 per share for a period of five years from the closing date of the November 2007 financing.

The outstanding principal balances of the Junior Debentures are due and payable on October 31, 2009, and will begin to amortize monthly commencing on November 1, 2008. The Junior Debentures bear interest at a rate of 8 percent per annum. The amortization may be effected through cash payments, or at our option subject to certain conditions, through the issuance of shares of our common stock, based on a price per share equal to 80% of the lowest three (3) closing bid prices of the common stock over the 20 trading days immediately preceding the date of such payment.

Until the maturity date of the Junior Debentures, the purchasers have the right to convert the Junior Debentures, in whole or in part, into shares of our common stock at a price $0.80 (subsequently adjusted to $0.50), or 2,178,309 (subsequently adjusted to 3,485,294) shares in the aggregate. The conversion price may be adjusted downward under circumstances set forth in the Junior Debentures. If so adjusted, the aggregate number of shares issuable, upon conversion in full, will increase.

The Junior Debentures include customary default provisions and an event of default includes, among other things, a change of control, the sale of all or substantially all of our assets, the failure to file and have a registration statement declared effective on or before the deadlines set forth in the Registration Rights Agreement, or the lapse of the effectiveness of registration statements for more than 20 consecutive trading days or 30 non-consecutive days during any 12-month period (with certain exceptions) which results in such indebtedness being accelerated. Upon the occurrence of an event of default, each Debenture may become immediately due and payable, either automatically or by declaration of the holder of such Debenture. The aggregate amount payable upon an acceleration by reason of an event of default shall be equal to the greater of 125% of the principal amount of the Junior Debentures to be prepaid or the principal amount of the Junior Debentures to be prepaid, divided by the conversion price on the date specified in the Debenture, multiplied by the closing price on the date set forth in the Debenture. Since a registration statement was not filed timely, the debentures are in technical default and have therefore been recorded as a current liability.

The purchasers also received D Warrants to purchase 2,178,309 (subsequently adjusted to 3,833,824) additional shares of common stock at a price of $0.88 per share (subsequently adjusted to $0.50) exercisable for five (5) years. The investors also received E Warrants to purchase 2,178,309 (subsequently adjusted to 3,485,294) additional shares of common stock at a price of $0.80 per share (subsequently adjusted to $0.50) exercisable for one year after the registration statement is declared effective. The investors will also receive a F Warrant with the exercise of the E Warrant that will allow the investors to purchase 2,178,309 (subsequently adjusted to 3,833,824) additional shares of common stock at a price of $0.88 per share (subsequently adjusted to $0.50) exercisable for a period of five (5) years. The Purchases also received a G Warrants that will allow the purchase of up 2,178,309 (subsequently adjusted to 4,356,618) of additional shares of common stock at a price of $1.00 per share (subsequently adjusted to $0.50). All warrants vest immediately upon issuance. Upon the occurrence of an event of default, the holder of the warrant can demand payment for their warrants at fair value.

The debenture agreements also have certain milestones that the Company has agreed to that if not met, results in the repricing of the conversion rate and warrant exercise price. One such milestone was a revenue target to be achieved by March 31, 2008. This milestone was not met. However, the conversion rates and exercise prices had been previously adjusted due to a subsequent rights offering in conjunction with a financing transaction to a price below the market value of the common stock at March 31, 2008.

The Junior Debentures and the warrants contain anti-dilution provisions.

In connection with this transaction, each purchaser has contractually agreed to restrict its ability to convert the Junior Debentures, exercise the warrants and additional investment rights and receive shares of our common stock such that the number of shares of our common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the number of shares of our common stock outstanding immediately after giving effect to such conversion or exercise.

The agreements included a number of other embedded derivative instruments, and the Company has applied the provisions of FAS 155 “Accounting for Certain Hybrid Financial Instruments”, to record the fair values of the convertible debentures, and related derivatives, as of November 29, 2007, the date of issuance.    The fair values of the debentures and related derivative instruments were valued using the Black-Scholes model, resulting in an initial fair value of approximately $3,234,400. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. The excess of the fair value over the transaction price of the Debentures was recorded through the results of operations as a debit of approximately $1,884,400 to Charges Related to Issuance of November 2007 Convertible Debentures and Warrants.

The November 2007 Convertible Debentures and related derivatives outstanding at December 31, 2007 were again valued at fair value using a combination of Binomial and Black Scholes models, resulting in a increase in the fair value of the liability of approximately $409,400, which was recorded through the results of operations as a credit to adjustments to fair value of derivatives.

In connection with this financing, we paid cash fees to a broker-dealer of $94,500 and issued a warrant to purchase 135,000 shares of Common Stock at an exercise price of $0.88 per share. The initial fair value of the warrant was estimated at approximately $73,100 using the Black Scholes pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%, (2) expected volatility of 145.14%, (3) risk-free interest rate of 5.09%, and (4) expected life of 1 year. Cash fees paid, and the initial fair value of the warrant, have been capitalized as debt issuance costs and are being amortized over 24 months using the effective interest rate method.

The following table summarizes the November 2007 Convertible Debentures and discounts outstanding at December 31, 2007:

November 2007 Debentures at fair value	$1,742,647
Warrant derivative discount	(1,273,406)
Original issue discount	(370,369)
Net convertible debentures	$98,872

Our September 2007 Financing. On or about September 13, 2007, we consummated a securities purchase agreement (the “September 2007 SPA”) in which we received aggregate proceeds of $4,000,000 reflecting a 20% original issue discount to the purchasers. Pursuant to the September 2007 SPA, we issued:

•	An aggregate of $5,110,294 of Senior Debentures, convertible into shares of our common stock at $0.80 per share;
•	A Warrants to purchase up to an aggregate of 6,387,868 shares of our common stock at an exercise price of $0.88 per share, for a period of 5 years from the closing date of the 2007 Financing;
•
B Warrants to purchase up to an aggregate of 6,387,868 units, each unit consisting of a share of our common stock and one C Warrant, at exercise price of $0.80 per unit, for a period of 1 year from the effective date of the initial registration statement of which this prospectus is part; the C Warrants permit the holders thereof to purchase one share of our common stock at a price of $0.88 per share.

The Senior Debentures are due and payable on August 31, 2009, and will begin to amortize monthly commencing on September 1, 2008. The Senior Debentures bear interest at a rate of eight percent per annum. The amortization may be effected through cash payments, or at our option subject to certain conditions, through the issuance of shares of our common stock, based on a price per share equal to 80% of the lowest three (3) closing bid prices of the common stock over the 20 trading days immediately preceding the date of such payment.

Until the maturity date of the Senior Debentures, the purchasers have the right to convert the Senior Debentures, in whole or in part, into shares of our common stock at a price $0.80, which was subsequently adjusted downward to $0.50. The conversion price may be adjusted downward under circumstances set forth in the Senior Debentures. If so adjusted, the aggregate number of shares issuable, upon conversion in full, will increase.

The Senior Debentures include customary default provisions and an event of default includes, among other things, a change of control, the sale of all or substantially all of our assets, the failure to file and have a registration statement declared effective on or before the deadlines set forth in the Registration Rights Agreement, or the lapse of the effectiveness of registration statements for more than 20 consecutive trading days or 30 non-consecutive days during any 12-month period (with certain exceptions) which results in such indebtedness being accelerated. Upon the occurrence of an event of default, each Debenture may become immediately due and payable, either automatically or by declaration of the holder of such Debenture. The aggregate amount payable upon an acceleration by reason of an event of default shall be equal to the greater of 125% of the principal amount of the Senior Debentures to be prepaid or the principal amount of the Senior Debentures to be prepaid, divided by the conversion price on the date specified in the Debenture, multiplied by the closing price on the date set forth in the Debenture. Since a registration statement was not filed timely, the debentures are in technical default and have therefore been recorded as a current liability.

The purchasers also received A Warrants to purchase 6,387,868 (subsequently adjusted to 11,242,647) additional shares of common stock at a price of $0.88 per share (subsequently adjusted to $0.50) exercisable for five (5) years. The investors also received B Warrants to purchase 6,387,868 (subsequently adjusted to 10,220,588) additional shares of common stock at a price of $0.80 (subsequently adjusted to $0.50) per share exercisable for one year after the registration statement is declared effective. The investors will also receive a C Warrant with the exercise of the B Warrant that will allow the investors to purchase 6,387,868 (subsequently adjusted to 11,242,647) additional shares of common stock at a price of $0.88 per share (subsequently adjusted to $0.50) exercisable for a period of five (5) years. The exercise price of the warrants may be adjusted downward under the circumstances set forth in the warrants. All warrants vest immediately upon issuance. If so adjusted, the aggregate number of shares issuable, upon exercise in full, will be increased so that the total aggregate cash exercise price remains constant. Upon the occurrence of an event of default, the holder of the warrant can demand payment for their warrants at fair value.

The debenture agreements also have certain milestones that the Company has agreed to that if not met, results in the repricing of the conversion rate and warrant exercise price. One such milestone was a revenue target to be achieved by March 31, 2008. This milestone was not met. However, the conversion rates and exercise prices had been previously adjusted due to a subsequent rights offering in conjunction with a financing transaction to a price below the market value of the common stock at March 31, 2008.

Our obligations to the Holders in the September 2007 Financing are secured by a senior security interest and lien granted upon all of our assets pursuant to the terms of a Security Agreement entered into in connection with the closing.   The Senior Debentures and the September 2007 Warrants contain anti-dilution provisions.

In connection with this transaction, each purchaser has contractually agreed to restrict its ability to convert the Senior Debentures, exercise the warrants and additional investment rights and receive shares of our common stock such that the number of shares of our common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the number of shares of our common stock outstanding immediately after giving effect to such conversion or exercise.

The agreements included a number of other embedded derivative instruments, and the Company has applied the provisions of FAS 155 “Accounting for Certain Hybrid Financial Instruments”, to record the fair values of the convertible debentures, and related derivatives, as of September 13, 2007, the date of issuance.    The fair values of the debentures and related derivative instruments were valued using the Black-Scholes model, resulting in an initial fair value of approximately $8,621,400. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. The excess of the fair value over the transaction price of the Debentures was recorded through the results of operations as a debit of approximately $4,621,400 to Charges Related to Issuance of September 2007 Convertible Debentures and Warrants.

The 2007 Convertible Debentures and related derivatives outstanding at December 31, 2007 were again valued at fair value using a combination of Binomial and Black Scholes models, resulting in a decrease in the fair value of the liability of approximately $1,349,400, which was recorded through the results of operations as a debit to adjustments to fair value of embedded derivatives.

In connection with this financing, we paid cash fees to a broker-dealer of $120,000 and issued a warrant to purchase 280,000 shares of common stock at an exercise price of $0.88 per share. The initial fair value of the warrant was estimated at approximately $147,900 using the Black Scholes pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%, (2) expected volatility of 64.45%, (3) risk-free interest rate of 5.09%, and (4) expected life of 2 years. Cash fees paid, and the initial fair value of the warrant, have been capitalized as debt issuance costs and are being amortized over 24 months using the effective interest rate method.

The following table summarizes the September 2007 Secured Convertible Debentures and discounts outstanding at December 31, 2007:

September 2007 Debentures at fair value	$5,110,294
Warrant derivative discount	(3,245,561)
Original issue discount	(900,882)
Net convertible debentures	$963,851

2006 Financings

On October 6, 2006, the Company entered into a two-year employment agreement with Mr. Kevin Tattersall to be its chief exploration officer. As part of his compensation and pursuant to the agreement, we issued Mr. Tattersall 812,500 shares of common stock in the company. As of December 31, 2006, a total of 94,792 shares vested under the employment agreement.

On or about December 11, 2006, we sold 5,000 restricted shares of our common stock for total net proceeds of $1,325. The securities were exempt from registration pursuant to Regulation S and Section 4(2) of the Securities Act of 1933, as amended.

Beginning in October and ending in December 2006, we sold 3,442,540 restricted shares of our common stock for total net proceeds of $608,822 to accredited investors. The securities were exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

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

Equity Compensation Plan

The following table summarizes our equity compensation plans as of December 31, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	-	-	-
Equity compensation plans not approved by shareholders	12,500,000	$0.78	25,000,000

Total:	12,500,000	$0.78	25,000,000

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

Plan of Operation

We are a small independent energy company engaged in the acquisition and development of crude oil and natural gas leases in the United States and Canada.  We pursue oil and gas prospects in partnership with oil and gas companies with exploration, development and production expertise. Our prospect areas currently consist of land in Alberta, Canada, Louisiana and Texas.

As of December 31, 2007, we have acquired interests in oil and gas properties and have participated in the drilling of 6 wells. We currently have working interests in ranging from 7.5% to 95%, see “Description of Property.” We continue to be considered an exploration-stage company due to the absence of significant revenue.

We plan to grow our business by acquiring (i) low risk in-field oil and gas rights that are primarily developmental in nature that offset existing production and (ii) energy companies that when combined with our management expertise in that area will display strong top line growth and cash flows. As we expand our business we will eventually seek to act as the operator of those properties in which we have an interest.

Since inception, we have funded our operations primarily from private placements of our common stock and debt issuances. Although we expect that, during the next 12 months, our operating capital needs will be met from our current economic resources and by additional private capital stock transactions, there can be no assurance that funds required will be available on terms acceptable to us or at all. Without additional financing, we do not expect that our current working capital will be able to fund our operations through 2008. If we are unable to raise sufficient funds on terms acceptable to us, we may be unable to complete our business plan. If equity financing is available to us on acceptable terms, it could result in additional dilution to our stockholders.

We have no proven reserves as of December 31, 2007, and we have generated minimal revenues from operations of our oil and gas activities. From inception to December 31, 2007, we have accumulated losses of approximately $15,418,500 and expect to incur further losses in the development of our business, all of which casts doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due.

To the extent that we are successful in finding and producing oil and gas, of which there is no assurance, proceeds from that activity would be added to our working capital reserves and be available to fund future exploration.

                We believe that we will require additional funds to operate throughout the next 12 months. Furthermore any expansion beyond our current plans, will require additional capital funding. We intend to continue to seek drilling opportunities on the acreage in which we currently have an interest or in other acreage and to consider the possible acquisition of producing properties. We do not have funds to undertake any of these activities and would have to obtain funding from external sources. We believe that additional capital funding is available through private or public equity financing or perhaps bank financing. Success in the field will enhance our opportunities to obtaining financing, but we will probably need to obtain reserve reports and have sufficient length of production to obtain favorable financing arrangements. Furthermore, outside events such as the price of oil, the condition of the stock market, and interest rate levels could affect our ability to obtain financing. Our ability to obtain financing may also be affected by antidilution provisions contained in the warrants we have issued, as described in detail under “Risk Factors.” At this time, we have no financing arrangements in place.

We estimate the drilling and completion costs to operate our prospects and our business for the next twelve months are as follows:

Caviar	$200,000
Amberjack	125,000
Lake Campo	175,000
Lone Oak	1,300,000
General and administrative	750,000
Total	$2,550,000

As of December 31, 2007, we have participated in drilling the following wells with the interests and results indicated as follows:

	Interest		Approximate
Well Name	Working	Net Revenue	Depth	Current Status
Amberjack	7.50%	4.05%	10,000’	In production as of December 2007
Lake Campo	12.50	6.75%	10,000’	In production as of January 2008
Caviar #1	10.00	5.40%	10,600’	Awaiting pipeline completion
W. Rosedale	15.00	7.92%	10,300’	Plugged and abandoned in Nov. 2007
Caviar # 4	10.00	5.40%	10,800’	Awaiting pipeline completion
East OMG	17.50	9.45%	16,500’	Plugged and abandoned in Dec. 2007

Results of Operations

CONSOLIDATED FINANCIAL INFORMATION

	2007	2006
Revenue	$1,100	$-
Impairment of oil and gas properties	2,702,147	-
Investor awareness/public relations expense	1,672,531	-
General and administrative expense	2,808,980	762,095
Other expense	6,828,609	-
Loss from discontinued operations	33,618	10,718
Net loss	(14,044,872)	(772,813)

Comparison of the fiscal year ended December 31, 2007 and December 31, 2006.

Revenues. Revenues for the twelve months ended December 31, 2007 and December 31, 2006 were $1,100 and $0 respectively. These amounts relate primarily to successful drilling and completion of our Amberjack prospect that began production on December 29, 2007.

Impairment of oil and gas properties. During 2007, we expensed approximately $2,702,100 relating to charges associated with unsuccessful drilling operations at our East OMG and W. Rosedale prospects along with a charge relating to an impairment of our Pembina Nisku Reef prospect.

Investor awareness/public relations expense. Investor/public relations expenses for the fiscal year ended December 31, 2007 increased $1,672,500 to approximately $1,672,500 from $0 for the same period in 2006. The increase was primarily attributable to investor/public awareness campaigns to help develop a brand name for the Company.

Selling, General and Administrative. Selling, general and administrative expenses for the twelve months ended December 31, 2007 increased $2,046,900 (or 269%) to approximately $2,809,000 from approximately $762,100 for the same period in 2006. Approximately $1,377,400 of the increase was attributable to increased stock based compensation expense for 2007 relating to option awards, stock grants and stock given to our advisory board members. The remainder of the increase was due to wages, travel and other acquisition costs associated with changing the direction of the Company to pursue oil and gas prospects. Additionally,

Other expenses. Loss from other expenses for the twelve months ended December 31, 2007 increased $6,828,600 to $6,828,600 from $0 for the same period in 2006. The increase was attributable to accounting charges associated with the valuation of the debentures and warrants that were issued during 2007. Additionally, the increase was related to the increased debt of the company and the interest charges associated with that debt.

Discontinued Operations. Loss from discontinued operations for the twelve months ended December 31, 2007 increased $22,900 to $33,600 from $10,700 for the same period in 2006. The increase was attributable to costs associated with winding down the operations of the tanning business. As of December 31, 2007, there were no further operations of the discontinued operations.

Net Loss. Net loss for 2007 was approximately $14,044,900 compared to $772,800 for 2006. The increase in our net loss was due to the reasons described herein above.

Liquidity and Capital Resources

Net cash used by operating activities totaled approximately $2,653,800 during the fiscal year ended December 31, 2007, compared to net cash used of approximately $337,900 for the fiscal year ended December 31, 2006. The increase in cash used in operating activities is a result of additional losses incurred with changing the direction of the company to pursue oil and gas prospects.

Net cash used in discontinued operating activities totaled approximately $42,600 during the fiscal year ended December 31, 2007, compared to net provided by discontinued operation of approximately $61,600 for the same period in 2006.

Cash used in investing activities from totaled $4,855,700 and approximately $106,900 during the fiscal years ended December 31, 2007 and 2006, respectively. Capital expenditures in 2006 and 2007 were primarily comprised of acquisition and developmental expenditures relating to our oil and gas prospects. We have no material commitments for capital expenditures.

Net cash provided by financing activities totaled approximately $7,328,600 and $834,100 during the fiscal years ended December 31, 2007 and 2006, respectively. During 2006, financing activities consisted of proceeds from the sale of our common stock, promissory notes and proceeds from the issuance of debentures.

At December 31, 2007 we had cash balances in the amount of approximately $235,000. Our principal source of funds has been cash generated from financing activities.

We have been unable to generate significant liquidity or cash flow from our current operations. We anticipate that cash flows from operations will be insufficient to fund our business operations for the full year 2008 and that we must continue attempting to raise additional capital to fund our operations and implement our business plan.

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

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available to us. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue recognition.  Our revenue recognition policy is significant because revenue is anticipated to be a key component of our results of operations and our forward-looking statements contained in our analyses of liquidity and capital resources.  We derive our revenue primarily from the sale of produced natural gas and crude oil.  We report revenue as the gross amounts we receive before taking into account production taxes and transportation costs, which are reported as separate expenses.  Revenue is recorded in the month our production is delivered to the purchaser, but payment is generally received between 30 and 90 days after the date of production.  No revenue is recognized unless it is determined that title to the product has transferred to a purchaser.  At the end of each month we make estimates of the amount of production delivered to the purchaser and the price we will receive.  We use our knowledge of our properties, their historical performance, NYMEX and local spot market prices, and other factors as the basis for these estimates.  Variances between our estimates and the actual amounts received are recorded in the month payment is received.

Accounts Receivable.  We have receivables for sales of oil, gas and natural gas liquids. Management has established an allowance for doubtful accounts. The allowance is evaluated by management and is based on management’s periodic review of the collectibility of the receivables in light of historical experience, the nature and volume of the receivables, and other subjective factors.

Stock-Based Compensation. During the first quarter of 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment" using the modified prospective method of transition. Under SFAS No. 123R, the estimated fair value of stock options or restricted stock granted under our Stock Option Plan is recognized as expense. The estimated fair value of stock options is expensed on a straight-line basis over the expected service period of the option.

The estimated fair value of each option grant is determined on the date of grant using the Black-Scholes option pricing model. The Black-Scholes model is dependent upon key inputs estimated by management, including the expected term of an option and the expected volatility of our common stock price over the expected term. The risk-free interest rate is based on the yield on zero-coupon U.S. treasury securities at the time of grant for a period commensurate with the expected term. The expected volatility is calculated based on the historic monthly closing prices for a period commensurate with the expected term, which is the same method used both prior and subsequent to the adoption of SFAS 123R. Changes in the subjective assumptions could materially affect the estimated fair value of an option and consequently the amount of stock option expense recognized in the Company's results of operations.

Full Cost Method. The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool. As of December 31, 2007, the Company had no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made, the Company assesses quarterly whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

Derivative Liabilities. We record derivatives at their fair values on the date that they meet the requirements of a derivative instrument and at each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date.

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We regularly evaluate estimates and assumptions related to useful life and recoverability of long-lived assets, asset retirement obligations, stock-based compensation and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Net operating loss carryforwards. We have not recognized the benefit in our financial statements with respect to the approximately $9,014,000 net operating loss carryforward for federal income tax purposes as of December 31, 2007. This benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons; including the potential that we might not have sufficient profits to use the carryforward or that the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation as a result of capital transactions occurring in 2007 or otherwise, we may be liable for back taxes, interest and, possibly, penalties prospectively. The Company’s financial position, results of operations or cash flows were not impacted by the adoption of FASB Interpretation No. 48, “Accounting for Uncertain Tax Positions.”

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (“SFAS No. 157”), which establishes a formal framework for measuring fair value under GAAP. SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements.

Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123(R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect that SFAS 157 will have a material impact on our consolidated results of operations, financial position or liquidity.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“FAS 159”).  FAS 159, which becomes effective for the company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The company does not anticipate that election, if any, of this fair-value option will have a material effect on its (consolidated) financial condition, results of operations, cash flows or disclosures.

In December 2007, the FASB issued FASB Statement No. 141 (R), “Business Combinations” (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. Statement 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not expect that SFAS 141 (R) will have a material impact on our consolidated results of operations, financial position or liquidity.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented. We do not expect that SFAS 160 will have a material impact on our consolidated results of operations, financial position or liquidity.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7. FINANCIAL STATEMENTS

The financial statements required to be filed hereunder are set forth on pages F-1 through F-27 and are incorporated herein by this reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 5, 2007, Universal Energy Corp. (the "Company") was notified by Tedder, James, Worden & Associates, P.A. in a letter dated October 31, 2007, that they had been recently acquired and therefore would be resigning as the independent registered auditor for the Company. Cross, Fernandez, Riley, LLP was appointed as the Company's new auditor on November 26, 2007. The audit reports of Tedder, James, Worden & Associates, P.A. on the consolidated financial statements of Universal Energy Corp. and subsidiary as of and for the years ended December 31, 2006 and December 31, 2005 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles; however, the report contained a modification paragraph that expressed substantial doubt about Universal Energy Corp.'s ability to continue as a going concern.

Other than this change, there were no other changes in or disagreements with our accountants on accounting and financial disclosure during the last two fiscal years.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as a result of a material weakness in internal controls as of December 31, 2007 in ensuring that information that is required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act). Even an effective system of internal control over financial reporting, no matter how well designed, has inherent limitations, including the possibility of human error, circumvention or overriding of controls and, therefore, can provide only reasonable assurance with respect to reliable financial reporting. Furthermore, the effectiveness of a system of internal control over financial reporting in future periods can change as conditions change.

(b) Changes in internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. We have determined that a material weakness in our internal control over the reporting of the valuation of our September and November debentures existed during the third and fourth quarter of 2007. The control deficiency resulted from the lack of effective detective and monitoring controls within internal control over financial reporting over these accounts. In addition, as previously disclosed, the Company only has two employees and therefore, an adequate segregation of duties is difficult. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of December 31, 2007. We have taken and will take the following actions to enhance our internal controls: retain additional specialized staff in the preparation of annual and interim financial statements and implement a system of segregation of duties in the processing of transactions within the recording cycle. Other than with respect to the identification of this weakness in internal control procedures, there was no change in our internal control over financial reporting during the quarter and year ended December 31, 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names of our executive officers and directors, their ages as of April 1, 2008, and the positions currently held by each are as follows:

Name	Age	Position

Billy R. Raley	51	Chief Executive Officer and Director
Dyron M. Watford	32	Chief Financial Officer and Chairman

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

Our employment agreement with Mr. Kevin Tattersall, our former Chief Exploration Officer, was terminated on December 14, 2007. Mr. Tattersall served in such capacity since October 2006.

Section 16(a) Beneficial Ownership Reporting Compliance.

Based solely upon a review of Forms 3 and 4 (there have been no amendments) furnished to the Company during the year ended December 31, 2007 (no Forms 5 having been furnished with respect to such year) and written representation furnished to the Company as provided in paragraph (b)(2)(i) of Item 405 of Form 10-KSB, there are no persons who need to be identified under this Item as having failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year.

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

Summary Compensation Table

Name and principal position	Year	Salary($) (1)	Bonus($)	Stock Awards ($)	Option Awards ($)(2)(3)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)	Total ($)
Billy Raley
CEO	2007	214,250	-	-	690,413	-	-	-	$904,663
Dyron Watford
CFO	2007	171,000	-	-	690,413	-	-	-	861,413
Kevin Tattersall
Exploration Officer	2007	55,000	-	308,597	-	-	-	5,000	368,597
TOTAL		440,250	-	308,597	1,380,826	-	-	5,000	$2,134,673

(1)	Salaries are provided for that part of 2007 during which each Named Executive Officer served as such.
(2)
Granted under the terms of our 2006 Non-Statutory Stock Option Plan. The amounts in this column represent the dollar amounts recognized for financial statement reporting purposes in fiscal 2007 with respect to option grants made in 2006, in accordance with SFAS 123R.

(3)	We used the Black-Scholes option pricing model to determine the fair value of all 2006 option grants.
(4)	Mr. Tattersall’s employment contract was terminated on December 14, 2007. Pursuant to the contract, Mr. Tattersall was paid a $5,000 severance.

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

Accordingly, the weighted average fair value per option at the grant date was $0.39.

Mr. Tattersall was granted a stock award as part of his employment agreement on October 6, 2006. The restricted shares vest pro rata basis monthly over three years from the date of grant, commencing on their date of hire. We valued the stock grant based on the closing price of our stock on the date of hire.

Accordingly, the fair value per share was $0.66.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each of our Named Executive Officers as of December 31, 2007.

	OPTION AWARDS					STOCK AWARDS
									Equity
									Incentive
								Equity	Plan
								Incentive	Awards:
								Plan	Market or
			Equity					Awards:	Payout
			Incentive					Number of	Value of
			Plan					Unearned	Unearned
			Awards;				Market	Shares,	Shares,
	Number of	Number of	Number of			Number of	Value of	Units or	Units or
	Securities	Securities	Securities			Share or	Shares or	Other	Other
	Underlying	Underlying	Underlying			Units of	Units of	Rights	Rights
	Unexercised	Unexercised	Unexercised	Option	Option	Stock that	Stock That	That Have	That Have
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Have Not	Have Not	Not Vested	Not Vested
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date	Vested (#)	Vested($)	(#)	($)
Billy Raley,	86,806	-	-	0.78	09/30/2011	-	-	-	-
CEO	173,611	-	-	0.78	10/30/2011	-	-	-	-
	173,611	-	-	0.78	11/30/2011	-	-	-	-
	173,611	-	-	0.78	12/31/2011	-	-	-	-
	173,611	-	-	0.78	01/31/2012	-	-	-	-
	173,611	-	-	0.78	02/28/2012	-	-	-	-
	173,611	-	-	0.78	03/31/2012	-	-	-	-
	173,611	-	-	0.78	04/30/2012	-	-	-	-
	173,611	-	-	0.78	05/31/2012	-	-	-	-
	173,611	-	-	0.78	06/30/2012	-	-	-	-
	173,611	-	-	0.78	07/31/2012	-	-	-	-
	173,611	-	-	0.78	08/31/2012	-	-	-	-
	173,611	-	-	0.78	09/30/2012	-	-	-	-
	173,611	-	-	0.78	10/31/2012	-	-	-	-
	173,611	-	-	0.78	11/30/2012	-	-	-	-
	173,611	-	-	0.78	12/31/2012	-	-	-	-
	-	-	3,559,029	0.78	(1)	-	-	-	-
TOTAL	2,690,971	-	3,559,029			-	-	-	-

Dyron Watford,	86,806	-	-	0.78	09/30/2011	-	-	-	-
CFO	173,611	-	-	0.78	10/30/2011	-	-	-	-
	173,611	-	-	0.78	11/30/2011	-	-	-	-
	173,611	-	-	0.78	12/31/2011	-	-	-	-
	173,611	-	-	0.78	01/31/2012	-	-	-	-
	173,611	-	-	0.78	02/28/2012	-	-	-	-
	173,611	-	-	0.78	03/31/2012	-	-	-	-
	173,611	-	-	0.78	04/30/2012	-	-	-	-
	173,611	-	-	0.78	05/31/2012	-	-	-	-
	173,611	-	-	0.78	06/30/2012	-	-	-	-
	173,611	-	-	0.78	07/31/2012	-	-	-	-
	173,611	-	-	0.78	08/31/2012	-	-	-	-
	173,611	-	-	0.78	09/30/2012	-	-	-	-
	173,611	-	-	0.78	10/31/2012	-	-	-	-
	173,611	-	-	0.78	11/30/2012	-	-	-	-
	173,611	-	-	0.78	12/31/2012	-	-	-	-
	-	-	3,559,029	0.78	(2)	-	-	-	-
TOTAL	2,690,971	-	3,559,029			-	-	-	-

(1)	These options held by Mr. Raley vest in equal monthly installments pursuant to his employment contract at a rate of 173,611 per month.
(2)	These options held by Mr. Watford vest in equal monthly installments pursuant to his employment contract at a rate of 173,611 per month.

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

Employment Agreements

Chief Executive Officer

Effective September 14, 2006, we entered into an employment agreement with Billy R. Raley as chief executive officer. Mr. Raley became a director as of December 14, 2006. Mr. Raley’s employment agreement was for an initial term of three years and provided for an annual base salary of $96,000 (payable commencing September 15, 2006), an award of options to purchase up to 6,250,000 shares of common stock and certain bonus compensation, including a discretionary bonus as determined by the board of directors. If we terminated Mr. Raley’s employment other than for cause, we would have been obligated to pay the product of the sum of the Executive’s then Base Salary plus the amount of the highest annual bonus or other incentive compensation payment theretofore made by the Company to the Executive, multiplied times (y) one. The Board of Directors amended Mr. Raley’s annual base salary to $225,000 in March 2007.

Chief Financial Officer

Effective September 14, 2006, we entered into an employment agreement with Dyron M. Watford as chief financial officer. Mr. Watford, who was already a director, became the chairman of the board as of that date. Mr. Watford’s employment agreement was for an initial term of three years and provided for an annual base salary of $72,000 (payable commencing September 15, 2006), an award of options to purchase up to 6,250,000 shares of common stock and certain bonus compensation, including a discretionary bonus as determined by the board of directors. If we terminated Mr. Watford’s employment other than for cause, we would have been obligated to pay the product of the sum of the Executive’s then Base Salary plus the amount of the highest annual bonus or other incentive compensation payment theretofore made by the Company to the Executive, multiplied times (y) one. The Board of Directors amended Mr. Watford’s annual base salary to $180,000 in March 2007.

Chief Exploration Officer

Effective October 6, 2006, we entered into an employment agreement with Kevin Tattersall as chief exploration officer. Mr. Tattersall’s employment agreement was for an initial term of two years and provided for an annual base salary of $60,000 (payable commencing October 6, 2006), an award of 812,500 shares of restricted stock and certain bonus compensation, including a discretionary bonus as determined by the board of directors. If we terminated Mr. Tattersall’s employment other than for cause, we would have been obligated to pay one month base salary to the executive. Our employment agreement with Mr. Tattersall was terminated in accordance with the terms of a Separation Agreement and General Release dated December 14, 2007, pursuant to which we agreed to pay Mr. Tattersall an aggregate severance payment of $5,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth beneficial ownership information as of December 31, 2007 for shares of our capital stock or rights to acquire shares of our capital stock exercisable within 60 days beneficially owned by:

•	our chief executive officer and other executive officers;
•	each director;
•	our directors and executive officers as a group; and
•	each person who is known by us to beneficially own more than 5% of the outstanding shares of our common stock and other classes of voting stock.

Percentage ownership in the following table is based on 29,847,733 shares of common stock outstanding as of December 31, 2007. A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from the date of this Annual Report upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants or other convertible securities included in that person’s holdings, but not those underlying shares held by any other person.

To our knowledge, each person, along with his or her spouse, has sole voting and investment power over the shares unless otherwise noted.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Billy Raley(2)	5,538,193	16.8%
Dyron M. Watford(3)	4,600,693	14.0%
All officers and directors as a group (2 persons)	10,138,886	28.2%
Beneficial Owners of More than 5% of the Company’s Common Stock
Glen Woods(4)	5,625,000	18.8%

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

(2)	Includes 3,038,193 shares of common stock issuable upon the exercise of stock options vested through 2/29/08
(3)	Includes 3,038,193 shares of common stock issuable upon the exercise of stock options vested through 2/29/08
(4)	Mr. Woods address is 6563 Gibson Drive, Orlando, Florida 32809.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On October 4, 2007, the Company issued an unsecured promissory note in the amount of $200,000 to Billy Raley, the Company’s CEO and Director. Interest accrues on the outstanding principal balance from and after October 4, 2007 at a rate of 11 percent per annum. Interest shall be calculated on the basis of a 360-day year, and shall be charged on the principal outstanding from time to time for the actual number of days elapsed. The Company shall pay the Holder all accrued interest and the outstanding principal on the maturity date. The maturity date of the note was April 4, 2008. The note was not paid at maturity and is therefore in default.

On October 4, 2007, the Company issued an unsecured promissory note in the amount of $150,000 to Dyron M. Watford, the Company’s CFO and Chairman. Interest accrues on the outstanding principal balance from and after October 4, 2007 at a rate of 11 percent per annum. Interest shall be calculated on the basis of a 360-day year, and shall be charged on the principal outstanding from time to time for the actual number of days elapsed. The Company shall pay the Holder all accrued interest and the outstanding principal on the maturity date. The maturity date of the note was April 4, 2008. The note was not paid at maturity and is therefore in default.

On September 12, 2006, we sold 2,500,000 restricted shares of our common stock for total net proceeds of $150,000 to a single accredited investor. Subsequently, on September 15, 2006, the board of directors approved hiring this investor to serve as our Chief Executive Officer.

October 6, 2006, we entered into an employment agreement with Kevin Tattersall as chief exploration officer. Mr. Tattersall’s employment agreement was for an initial term of two years and provided for an annual base salary of $60,000 (payable commencing October 6, 2006), an award of 812,500 shares of restricted stock and certain bonus compensation, including a discretionary bonus as determined by the board of directors. Our employment agreement with Mr. Tattersall was terminated in accordance with the terms of a Separation Agreement and General Release dated December 14, 2007, pursuant to which we agreed to pay Mr. Tattersall an aggregate severance payment of $5,000.

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

3.2	By-laws of Universal Tanning Ventures (previously filed in registration statement on Form SB-2 File No. 333-101551, filed with the Securities and Exchange Commission on November 27, 2002).
3.3	Certificate of Renewal and Revival, filed September 23, 2006 (previously filed with Form 10-QSB, filed with the Securities and Exchange Commission on August 14, 2006).
3.4	Certificate of Amendment of Certificate of Incorporation, filed September 23, 2006 (previously filed with Form 10-QSB, filed with the Securities and Exchange Commission on August 14, 2006).
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

EXHIBIT NUMBER	DESCRIPTION
10.12
Participation Agreement, dated as of March 28, 2007, by and Between Universal Explorations Corp. and Yuma Exploration And Production Company, Inc. (previously filed on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2007)

10.13
Agreement, dated as of May 2, 2007, by and Between Universal Energy Corp. and Capital Financial Media, LLC (previously filed on Form 10Q-SB, filed with the Securities and Exchange Commission on August 20, 2007).

10.14
Participation Agreement, dated as of May 2, 2007, by and Between Universal Explorations Corp. and Yuma Exploration And Production Company, Inc. (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 8, 2007)

10.15
Participation Agreement, dated as of May 2, 2007, by and Between Universal Explorations Corp. and Yuma Exploration And Production Company, Inc. (previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 8, 2007)

10.16
Agreement, dated as of June 11, 2007, by and Between Universal Energy Corp. and Capital Financial Media, LLC (previously filed on Form 10Q-SB, filed with the Securities and Exchange Commission on August 20, 2007).

10.17	Form of Senior Secured Convertible Debenture (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.18	Form of Registration Rights Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.19	Form of “A” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.20	Form of “B” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.21	Form of “C” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.22	Form of Security Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.23	Form of Subsidiary Guarantee (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.24	Form of Pledge Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.25	Form of Limited Standstill Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.26	Form of Securities Purchase Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2007).
10.27	Form of Convertible Debenture (previously filed on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2007).
10.28	Form of “D” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2007).
10.29	Form of “E” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2007).
10.30	Form of “F” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2007).
10.31	Form of “G” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2007).
14	Code of Ethics (previously filed on Form 10-KSB, filed with the Securities and Exchange Commission on March 29, 2004).

*    Filed herewith.

(C)	Reports on Form 8-K

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Cross, Fernandez, Riley, LLP as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by our independent auditors were approved by the Board of Directors. The following table presents fees for audit services rendered by Cross, Fernandez, Riley, LLP for the audit of the Company’s annual financial statements for the year ended December 31, 2007and fees billed for other services rendered by Cross, Fernandez, Riley, LLP during that period.

Fiscal 2007
Audit Fees(1)	$60,000
Audit-Related Fees(2)	-0-
Tax Fees(3)	-0-

Subtotal	$60,000

All other Fees(4)	-0-

Total	$60,000

(1) Audit Fees – Audit fees billed to the Company by Cross, Fernandez, and Riley LLP for auditing the Company’s annual financial statements and/or reviewing the financial statements included in the Company’s Quarterly Reports on Form 10-QSB.

(2) Audit-Related Fees – There were no other fees billed by during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

(3) Tax Fees – There were no tax fees billed during the last two fiscal years for professional services by or Cross, Fernandez, and Riley LLP

(4) All Other Fees – There were no other fees billed by during the last two fiscal years for products and services provided.

Pre-approval of Audit and Non-Audit Services of Independent Auditor

The Board of Director’s policy is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to 12 months from the date of pre-approval and any pre-approval is detailed as to the particular service or category of services. The Board of Directors may delegate pre-approval authority to one or more of its members when expedition of services is necessary. The Board of Directors has determined that the provision of non-audit services by Cross, Fernandez and Riley LLP is compatible with maintaining its independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL ENERGY CORP.

Dated: April 15, 2008

	By:	/S/ Billy R. Raley
	Name:	Billy R. Raley
	Title:	CEO and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

UNIVERSAL ENERGY CORP.

Dated: April 15, 2008

	By:	/S/ Billy R. Raley
	Name:	Billy R. Raley
	Title:	CEO and Director

	By:	/S/ Dyron Watford
	Name:	Dyron Watford
	Title:	CFO and Chairman

Universal Energy Corp. And Subsidiaries

Consolidated Financial Statements

December 31, 2007 and 2006

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of
UNIVERSAL ENERGY CORP. AND SUBSIDIARIES:

We have audited the accompanying consolidated balance sheet of UNIVERSAL ENERGY CORP. and Subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UNIVERSAL ENERGY CORP. and Subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year then period ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ CROSS, FERNANDEZ & RILEY, LLP

Orlando, Florida
April 14, 2008

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of
Universal Energy Corp. and Subsidiaries:

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2006 of Universal Energy Corp. and Subsidiaries. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Universal Energy Corp. and Subsidiaries and their cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

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

/s/ TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.

Orlando, Florida
April 13, 2007

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Consolidated Balance Sheet

December 31, 2007

Assets

Current assets:
Cash and cash equivalents	$234,987
Accounts receivable	963
Prepaid expenses	64,228

Total current assets	300,178

Prepaid drilling and completion costs	414,377
Oil and gas properties, unproven	2,248,771
Debt issuance costs, net of accumulated amortization of $70,926	578,368
Property and equipment, net of accumulated depreciation of $2,409	7,731
Security deposit	1,545

Total assets	$3,550,970

Liabilities and Stockholders’ Equity (Capital Deficiency)

Current liabilities:
Accounts payable	$209,536
Accrued expenses	143,031
Promissory notes	250,000
Promissory notes to stockholders, net of discounts of $80,162	1,019,838
September 2007 Convertible Debentures, net of discounts of $4,146,443	963,851
November 2007 Convertible Debentures, net of discounts of $1,643,775	98,872
Embedded derivative liabilities	10,915,752

Total current liabilities	13,600,880

Commitments and contingencies

Stockholders’ equity (Capital deficiency):
Common stock, $0.0001 par value, 250,000,000 shares authorized, 29,847,733 shares issued and outstanding	2,985
Additional paid-in capital	5,365,556
Accumulated deficit	(15,418,451)

Total capital deficiency	(10,049,910)

Total liabilities and capital deficiency	$3,550,970

See accompanying notes to consolidated financial statements.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Consolidated Statements of Operations

For the years ended December 31, 2007 and 2006

	2007	2006

Revenue	$1,100	$-

Cost of revenue	137	-

Gross profit	963	-

Operating expenses
Impairment loss on oil and gas properties	2,702,147	-
Investor awareness and public relations	1,672,531	-
General and administrative expenses	2,808,930	762,095
	7,183,608	762,095

Loss from continuing operations	(7,182,645)	(762,095)

Other income (expense)
Charges related to issuance of Sept. 2007 Convertible Debentures & Warrants	(4,621,371)	-
Charges related to issuance of Nov. 2007 Convertible Debentures & Warrants	(1,884,400)	-
Excess embedded derivative value	(831,033)	-
Accretion of discounts on convertible debentures	(231,690)	-
Change in fair value of embedded derivative	940,019	-
Interest expense, net	(200,134)	-

Total other expense	(6,828,609)	(762,095)

Net loss before discontinued operations	(14,011,254)	(762,095)

Discontinued operations
Income (loss) from operations of discontinued operations	(33,618)	12,742
Loss on disposal of discontinued operations	-	(23,460)
Loss from discontinued operations	(33,618)	(10,718)

Net loss	$(14,044,872)	$(772,813)

Weighted average common shares outstanding	28,860,301	20,789,605

Net loss per share from continuing operations
– basic and diluted	$(0.49)	$(0.04)
Net loss per share from discontinued operations
– basic and diluted	$(0.00)	$(0.00)
Total Net loss per share
– basic and diluted	$(0.49)	$(0.04)

See accompanying notes to consolidated financial statements.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Capital Deficiency)

For the Years ended December 31, 2007 and 2006

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Par Value	capital	deficit	Total

Balances, December 31, 2005	18,912,500	1,892	553,559	(600,766)	(45,315)

Issuance of common stock for cash, net of issuance costs	7,256,665	725	856,399	-	857,124

Compensation expense – stock option issuances	-	-	402,741	-	402,741

Compensation expense for stock grant per employment agreement	94,792	9	75,445	-	75,454

Net loss	-	-	-	(772,813)	(772,813)

Balances, December 31, 2006	26,263,957	$2,626	$1,888,144	$(1,373,579)	$517,191

Rounding for stock split	55	-	-	-	-

Issuance of common stock for cash, net of issuance costs	976,038	98	283,788	-	283,886

Issuance of common stock for cash, net of issuance costs	2,070,000	207	772,793	-	773,000

Fair value of warrants issued with promissory notes	-	-	344,325	-	344,325

Fair value of warrants issued to private placement agents	-	-	220,974	-	220,974

Compensation expense – stock option issuances	-	-	1,380,830	-	1,380,830

Compensation expense for stock grant per employment agreement	387,683	38	308,557	-	308,595

Compensation expense for stock grant per advisory board contracts	150,000	16	166,145	-	166,161

Net loss	-	-	-	(14,044,872)	(14,044,872)

Balances, December 31, 2007	29,847,733	$2,985	$5,365,556	$(15,418,451)	$(10,049,910)

See accompanying notes to consolidated financial statements.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:

Net loss	$(14,044,872)	$(772,813)

Adjustments to reconcile net loss to net cash used in continuing operating activities:
Accretion of discounts on convertible debentures	231,690	-
Change in fair value of embedded derivative	(940,019)	-
Charges related to issuance of Sept. 2007 Convertible Debentures & Warrants	4,621,371	-
Charges related to issuance of Nov. 2007 Convertible Debentures & Warrants	1,884,400	-
Excess embedded derivative value	831,033	-
Amortization of fair value of warrants issued with promissory notes	264,164	-
Amortization of debt issuance costs	70,926	-
Stock compensation expense – advisory board stock grants	166,162	-
Stock compensation expense – stock grants	308,597	75,454
Stock compensation expense – stock option grants	1,380,826	402,741
Charges related to the impairment of oil and gas properties	2,702,147	-
Depreciation and amortization	2,409	-
Increase in assets:
Prepaid drilling and completion costs	(414,377)	-
Accounts receivable	(963)	-
Funds held in escrow	25,206	(25,206)
Prepaid expenses	(64,228)	-
Other current assets	12,946	(12,946)
Increase (decrease) in liabilities:
Accounts payable	179,637	(18,998)
Accrued expenses	129,188	13,843
Net cash used in operating activities of continuing operations	(2,653,757)	(337,925)
Net cash provided by (used in) discontinued operations	(42,599)	61,580
Net cash used in operating activities	(2,696,356)	(276,345)

Cash flows from investing activities:
Oil and gas properties	(4,843,989)	(106,929)
Security deposit	(1,545)	-
Purchase of property and equipment	(10,140)	-
Net cash used in investing activities of continuing operations	(4,855,674)	(106,929)
Net cash provided by investing activities of discontinued operations	7,600	-
Net cash used in investing activities	(4,848,074)	(106,929)

Cash flows from financing activities:
Proceeds from issuance of promissory notes	1,350,000	-
Net proceeds from issuance of convertible debentures	4,921,680	-
Net proceeds from issuances of common stock	1,056,887	857,124
Repayments of advances from stockholder		(34,880)
Proceeds from advances from stockholder		11,880
Net cash provided by financing activities	7,328,567	834,124

Net increase (decrease) in cash and cash equivalents	(215,863)	450,850

Cash and cash equivalents , beginning of period	$450,850	$-

Cash and cash equivalents, end of period	$234,987	$450,850

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, Non cash financing activities	$138,747	$-

Fair value of warrants issued to private placement agents	$220,974	$-

See accompanying notes to consolidated financial statements.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

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

Principles of Consolidation. The Company’s consolidated financial statements for the periods ended December 31, 2007 and 2006, include the accounts of its wholly owned subsidiaries UT Holdings, Inc. and Universal Explorations Corp., both Delaware corporations. All intercompany balances and transactions have been eliminated.

Discontinued Operations. Due to our inability to expand our tanning operations, on May 21, 2006, the Board of Directors approved changing the business direction from operating our single tanning salon to fully pursuing plans to acquire and develop oil and natural gas properties. The Company sold the assets of its tanning business in February 2007 for $7,600. The results of operations from the tanning salon are included in discontinued operations on the consolidated statements of operations.

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

NOTE 2 – BASIS OF PRESENTATION

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since January 4, 2002 (date of inception), which losses have caused an accumulated deficit of approximately $15,418,500 as of December 31, 2007. In addition, the Company has consumed cash in its continuing operating activities of approximately $2,653,800 and $337,900 for the years ended December 31, 2007 and 2006, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management has been able, thus far, to finance the losses, as well as the growth of the business, mostly through private placements of our common stock and debt offerings. The Company is continuing to seek other sources of financing and attempting to increase production of their prospects that have been drilled and completed. Conversely, the ongoing development of our petroleum and natural gas prospects in Louisiana and Texas will likely result in operating losses for the foreseeable future.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 2 – BASIS OF PRESENTATION, CONTINUED

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition. The Company derives revenue primarily from the sale of produced natural gas and crude oil.  The Company reports revenue as the gross amount received before taking into account production taxes and transportation costs, which are reported as separate expenses.  Revenue is recorded in the month the Company’s production is delivered to the purchaser, but payment is generally received between 30 and 90 days after the date of production.  No revenue is recognized unless it is determined that title to the product has transferred to a purchaser.  At the end of each month, the Company estimates the amount of production delivered to the purchaser and the price the Company will receive.  The Company uses its knowledge of its properties, their historical performance, the anticipated effect of weather conditions during the month of production, New York Mercantile Exchange (“NYMEX”) and local spot market prices, and other factors as the basis for these estimates.

Cash and Cash Equivalents. The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Concentration of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions.

Accounts Receivable.  We have receivables for sales of oil, gas and natural gas liquids. Management has established an allowance for doubtful accounts. The allowance is evaluated by management and is based on management’s periodic review of the collectibility of the receivables in light of historical experience, the nature and volume of the receivables, and other subjective factors.

Debt Issue Costs. In accordance with the Accounting Principles Board Opinion 21 “Interest on Receivables and Payables”, the Company recognizes debt issue costs on the balance sheet as deferred charges, and amortizes the balance over the term of the related debt. The Company follows the guidance in the EITF 95-13 “Classification of Debt Issue Costs in the Statement of Cash Flows” and classifies cash payments for debt issue costs as a financing activity.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Income Taxes. The Company accounts for income taxes utilizing the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enacted date. The Company has net operating loss carryforwards that may be offset against future taxable income. Due to the uncertainty regarding the success of future operations, management has valued the deferred tax asset allowance at 100% of the related deferred tax assets. The Company’s financial position, results of operations or cash flows were not impacted by the adoption of FASB Interpretation No. 48, “Accounting for Uncertain Tax Positions.” The Company has not recognized a liability as a result of the implementation of FIN 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit as of the date of adoption. The Company has not recognized interest expense or penalty as a result of the implementation of FIN 48.

Loss per Share. The Company utilizes Financial Accounting Standards Board Statement No. 128, “Earnings Per Share.” Statement No. 128 requires the presentation of basic and diluted loss per share on the face of the statement of operations. Basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company's common stock warrants, options and shares underlying certain debt instruments have been excluded from the diluted loss per share computation since their effect is anti-dilutive.

Full Cost Method. The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties, interest and costs of drilling of productive and non-productive wells into the full cost pool. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made, the Company assesses quarterly whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

All items classified as unproved property are assessed on a quarterly basis for possible impairment or reduction in value. Properties are assessed on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization.

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

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Use of Estimates.  The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments. The carrying amount of accounts payable, accrued expenses and debt approximates fair value because of the short maturity of those instruments.

Valuation of Derivative Instruments. FAS 133, "Accounting for Derivative Instruments and Hedging Activities" requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes. In addition, FAS 155, "Accounting for Certain Hybrid Financial Instruments" requires measurement of fair values of hybrid financial instruments for accounting purposes. We applied the accounting proscribed in FAS 155 to account for the 2007 Convertible Debentures described below in Note 8 and Note 9. In determining the appropriate fair value, the Company used a Black Scholes model. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Change in Fair Value of Embedded Derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant derivatives are valued using Black Scholes models.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (“SFAS No. 157”), which establishes a formal framework for measuring fair value under GAAP. SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements.

Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123(R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect that SFAS 157 will have a material impact on our consolidated results of operations, financial position or liquidity.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“FAS 159”).  FAS 159, which becomes effective for the company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The company does not anticipate that election, if any, of this fair-value option will have a material effect on its (consolidated) financial condition, results of operations, cash flows or disclosures.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

In December 2007, the FASB issued FASB Statement No. 141 (R), “Business Combinations” (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. Statement 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not expect that SFAS 141 (R) will have a material impact on our consolidated results of operations, financial position or liquidity.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented. We do not expect that SFAS 160 will have a material impact on our consolidated results of operations, financial position or liquidity.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

NOTE 4 – FUNDS HELD IN ESCROW

On September 22, 2006, the Company and 1097885 Alberta Ltd. executed a Seismic Option, Farmout and Net Carried Interest Agreement (the “Agreement”) on certain lands located in North Central Alberta herein known as the “Nisku Reef Project”. Concurrent with the execution of the Agreement, the Company deposited $135,500 (approximately $150,000 Canadian Dollars) into an escrow account. The funds were used, pursuant to the Agreement, to execute the seismic and magnetic telluric programs for the Nisku Reef Project. As of December 31, 2007, the Company had no funds remaining in this account.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 5 – OIL AND GAS PROPERTIES, UNPROVEN

The total costs incurred by geographic location and excluded from amortization are summarized as follows:

			Capitalized	Impairment	Net Carrying Value December 31,
	Acquisition	Exploration	Interest	Loss	2007	2006
Canada	$-	$134,719	$6,443	$(141,162)	$-	$106,929
Louisiana	550,485	3,528,097	225,204	(2,560,985)	1,742,801
Texas	464,625	-	41,345	-	505,970	-
Totals	$1,015,110	$3,662,816	$272,992	$(2,702,147)	$2,248,771	$106,929

Under full cost accounting, total capitalized costs of natural gas and oil properties (net of accumulated depreciation, depletion and amortization) less related deferred income taxes may not exceed an amount equal to the present value of future net revenues from proved reserves, discounted at 10% per annum, plus the lower of cost or fair value of unevaluated properties, plus estimated salvage value, less income tax effects (the “ceiling limitation”). A ceiling limitation calculation is performed at the end of each quarter. If total capitalized costs (net of accumulated depreciation, depletion and amortization) less related deferred taxes are greater than the ceiling limitation, a write-down or impairment of the full cost pool is required. A write-down of the carrying value of the full cost pool is a non-cash charge that reduces earnings and impacts stockholders’ deficiency in the period of occurrence and typically results in lower depreciation, depletion and amortization expense in future periods. Once incurred, a write-down is not reversible at a later date.

At December 31, 2007, all of the Company’s oil and gas properties are unproven and are located in Alberta, Canada, Louisiana and Texas. In accordance with SFAS 143, asset retirement obligations associated with producing wells will be accrued over the life of the well. Such costs related to impaired properties have been expensed in 2007.

NOTE 6 – ADVANCES FROM STOCKHOLDER

Dyron Watford, a CFO, Chairman and Director of the Company, advanced $11,880 to the Company for purposes of meeting general and administrative expenses during the year ended December 31, 2006. During 2006, the Company repaid $34,880 of these and prior advances from Mr. Watford. The advances bore no interest and were payable upon demand. As of December 31, 2007, no amounts are due to Mr. Watford.

NOTE 7 – PROMISSORY NOTES

Promissory Note with Stockholder - $250,000. On June 12, 2007, the Company issued an unsecured promissory note in the amount of $250,000 to a stockholder. Interest accrues on the outstanding principal balance from and after June 12, 2007 at a rate of 11 percent per annum. Interest shall be calculated on the basis of a 360-day year, and shall be charged on the principal outstanding from time to time for the actual number of days elapsed. The Company shall pay the Holder all accrued interest and the outstanding principal on the maturity date. The maturity date of the note is December 12, 2007. The note was not paid on maturity and is therefore in default.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 7 – PROMISSORY NOTES, CONTINUED

Promissory Notes - $750,000. On or about June 12, 2007, the Company issued unsecured promissory notes in the amount of $750,000 to certain investors. Interest accrues on the outstanding principal balance from and after June 12, 2007 at a rate of 11 percent per annum. Interest shall be calculated on the basis of a 360-day year, and shall be charged on the principal outstanding from time to time for the actual number of days elapsed. The Company shall pay the Holder all accrued interest and the outstanding principal on the maturity date. The maturity date of the note is December 12, 2007. The note was not paid on maturity and is therefore in default.

Contemporaneous with the issuance of the promissory notes, a total of 750,000 warrants were issued at an exercise price of $1.25. The warrants vest immediately and have a 5 year term from the date of the promissory note. If at any time after one year from the Initial Exercise Date there is no effective registration statement (“Registration Statement”) registering, or no current prospectus available for, the resale of the Warrant Shares by the Holder, then this Warrant may also be exercised at such time by means of a “cashless exercise” in which the Holder shall be entitled to receive a certificate for the number of Warrant Shares equal to the quotient obtained by dividing [(A-B) (X)] by (A), where (A) = the Volume Weighted Average Price (“VWAP”) on the Trading Day immediately preceding the date of such election; (B) = the Exercise Price of this Warrant, as adjusted; and (X) = the number of Warrant Shares issuable upon exercise of this Warrant in accordance with the terms of this Warrant by means of a cash exercise rather than a cashless exercise.

The fair value of the warrants issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.13%; no dividend yields; volatility factors of the expected market price of our common stock of 23.12%; an estimated forfeiture rate of 15%; and an expected life of the warrants of 5 years. This generates a price of $0.39 per warrant based on a strike price of $1.25 at the date of grant, which was June 12, 2007. As a result, approximately $187,500 of discount on promissory notes and additional paid-in capital was recorded during the twelve month period ended December 31, 2007 relating to the issuance of the warrants.

Promissory Note - $200,000. On October 4, 2007, the Company issued an unsecured promissory note in the amount of $200,000 to Billy Raley, the Company’s CEO and Director. Interest accrues on the outstanding principal balance from and after October 4, 2007 at a rate of 11 percent per annum. Interest shall be calculated on the basis of a 360-day year, and shall be charged on the principal outstanding from time to time for the actual number of days elapsed. The Company shall pay the Holder all accrued interest and the outstanding principal on the maturity date. The maturity date of the note is April 4, 2008. The note was not paid on maturity and is therefore in default.

Promissory Note - $150,000. On October 4, 2007, the Company issued an unsecured promissory note in the amount of $150,000 to Dyron M. Watford, the Company’s CFO and Chairman. Interest accrues on the outstanding principal balance from and after October 4, 2007 at a rate of 11 percent per annum. Interest shall be calculated on the basis of a 360-day year, and shall be charged on the principal outstanding from time to time for the actual number of days elapsed. The Company shall pay the Holder all accrued interest and the outstanding principal on the maturity date. The maturity date of the note is April 4, 2008. The note was not paid on maturity and is therefore in default.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 7 – PROMISSORY NOTES, CONTINUED

Contemporaneous with the issuance of the promissory notes, a total of 350,000 warrants were issued at an exercise price of $1.05. The warrants vest immediately and have a 5 year term from the date of the promissory note. If at any time after one year from the Initial Exercise Date there is no effective registration statement (“Registration Statement”) registering, or no current prospectus available for, the resale of the Warrant Shares by the Holder, then this Warrant may also be exercised at such time by means of a “cashless exercise” in which the Holder shall be entitled to receive a certificate for the number of Warrant Shares equal to the quotient obtained by dividing [(A-B) (X)] by (A), where (A) = the Volume Weighted Average Price (“VWAP”) on the Trading Day immediately preceding the date of such election; (B) = the Exercise Price of this Warrant, as adjusted; and (X) = the number of Warrant Shares issuable upon exercise of this Warrant in accordance with the terms of this Warrant by means of a cash exercise rather than a cashless exercise.

The fair value of the warrants issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.75%; no dividend yields; volatility factors of the expected market price of our common stock of 105.91%; an estimated forfeiture rate of 0%; and an expected life of the warrant of 5 years. This generates a price of $0.81 per warrant based on a strike price of $1.05 at the date of grant, which was October 4, 2007. As a result, approximately $156,800 of discount on promissory notes and additional paid-in capital was recorded during the twelve month period ended December 31, 2007 relating to the issuance of promissory notes.

NOTE 8 – CONVERTIBLE DEBENTURES – SEPTEMBER 2007

On or about September 13, 2007, we consummated a securities purchase agreement (the “September 2007 SPA”) in which we received aggregate proceeds of $4,000,000 reflecting a 20% original issue discount to the purchasers. Pursuant to the September 2007 SPA, we issued:

•	An aggregate of $5,110,294 of Senior Debentures, convertible into shares of our common stock at $0.80 per share;
•	A Warrants to purchase up to an aggregate of 6,387,868 shares of our common stock at an exercise price of $0.88 per share, for a period of 5 years from the closing date of the 2007 Financing;
•
B Warrants to purchase up to an aggregate of 6,387,868 units, each unit consisting of a share of our common stock and one C Warrant, at exercise price of $0.80 per unit, for a period of 1 year from the effective date of the initial registration statement of which this prospectus is part; the C Warrants permit the holders thereof to purchase one share of our common stock at a price of $0.88 per share.

The Senior Debentures are due and payable on August 31, 2009, and will begin to amortize monthly commencing on September 1, 2008. The Senior Debentures bear interest at a rate of eight percent per annum. The amortization may be effected through cash payments, or at our option subject to certain conditions, through the issuance of shares of our common stock, based on a price per share equal to 80% of the lowest three (3) closing bid prices of the common stock over the 20 trading days immediately preceding the date of such payment.

Until the maturity date of the Senior Debentures, the purchasers have the right to convert the Senior Debentures, in whole or in part, into shares of our common stock at a price $0.80, which was subsequently adjusted downward to $0.50. The conversion price may be adjusted downward under circumstances set forth in the Senior Debentures. If so adjusted, the aggregate number of shares issuable, upon conversion in full, will increase.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 8 – CONVERTIBLE DEBENTURES – SEPTEMBER 2007, CONTINUED

The Senior Debentures include customary default provisions and an event of default includes, among other things, a change of control, the sale of all or substantially all of our assets, the failure to file and have a registration statement declared effective on or before the deadlines set forth in the Registration Rights Agreement, or the lapse of the effectiveness of registration statements for more than 20 consecutive trading days or 30 non-consecutive days during any 12-month period (with certain exceptions) which results in such indebtedness being accelerated. Upon the occurrence of an event of default, each Debenture may become immediately due and payable, either automatically or by declaration of the holder of such Debenture. The aggregate amount payable upon an acceleration by reason of an event of default shall be equal to the greater of 125% of the principal amount of the Senior Debentures to be prepaid or the principal amount of the Senior Debentures to be prepaid, divided by the conversion price on the date specified in the Debenture, multiplied by the closing price on the date set forth in the Debenture. Since a registration statement was not filed timely, the debentures are in technical default and have therefore been recorded as a current liability.

The purchasers also received A Warrants to purchase 6,387,868 (subsequently adjusted to 11,242,647) additional shares of common stock at a price of $0.88 per share (subsequently adjusted to $0.50) exercisable for five (5) years. The investors also received B Warrants to purchase 6,387,868 (subsequently adjusted to 10,220,588) additional shares of common stock at a price of $0.80 (subsequently adjusted to $0.50) per share exercisable for one year after the registration statement is declared effective. The investors will also receive a C Warrant with the exercise of the B Warrant that will allow the investors to purchase 6,387,868 (subsequently adjusted to 11,242,647) additional shares of common stock at a price of $0.88 per share (subsequently adjusted to $0.50) exercisable for a period of five (5) years. The exercise price of the warrants may be adjusted downward under the circumstances set forth in the warrants. All warrants vest immediately upon issuance. If so adjusted, the aggregate number of shares issuable, upon exercise in full, will be increased so that the total aggregate cash exercise price remains constant. Upon the occurrence of an event of default, the holder of the warrant can demand payment for their warrants at fair value.

The debenture agreements also have certain milestones that the Company has agreed to that if not met, results in the repricing of the conversion rate and warrant exercise price. One such milestone was a revenue target to be achieved by March 31, 2008. This milestone was not met. However, the conversion rates and exercise prices had been previously adjusted due to a subsequent rights offering in conjunction with a financing transaction to a price below the market value of the common stock at March 31, 2008.

Our obligations to the Holders in the September 2007 Financing are secured by a senior security interest and lien granted upon all of our assets pursuant to the terms of a Security Agreement entered into in connection with the closing.   The Senior Debentures and the September 2007 Warrants contain anti-dilution provisions.

In connection with this transaction, each purchaser has contractually agreed to restrict its ability to convert the Senior Debentures, exercise the warrants and additional investment rights and receive shares of our common stock such that the number of shares of our common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the number of shares of our common stock outstanding immediately after giving effect to such conversion or exercise.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 8 – CONVERTIBLE DEBENTURES – SEPTEMBER 2007, CONTINUED

The agreements included a number of other embedded derivative instruments, and the Company has applied the provisions of FAS 155 “Accounting for Certain Hybrid Financial Instruments”, to record the fair values of the convertible debentures, and related derivatives, as of September 13, 2007, the date of issuance.    The fair values of the debentures and related derivative instruments were valued using the Black-Scholes model, resulting in an initial fair value of approximately $8,621,400. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. The excess of the fair value over the transaction price of the Debentures was recorded through the results of operations as a debit of approximately $4,621,400 to Charges Related to Issuance of September 2007 Convertible Debentures and Warrants.

The 2007 Convertible Debentures and related derivatives outstanding at December 31, 2007 were again valued at fair value using a combination of Binomial and Black Scholes models, resulting in a decrease in the fair value of the liability of approximately $1,349,400, which was recorded through the results of operations as a debit to adjustments to fair value of embedded derivatives.

In connection with this financing, we paid cash fees to a broker-dealer of $120,000 and issued a warrant to purchase 280,000 shares of common stock at an exercise price of $0.88 per share. The initial fair value of the warrant was estimated at approximately $147,900 using the Black Scholes pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%, (2) expected volatility of 64.45%, (3) risk-free interest rate of 5.09%, and (4) expected life of 2 years. Cash fees paid, and the initial fair value of the warrant, have been capitalized as debt issuance costs and are being amortized over 24 months using the effective interest rate method.

The following table summarizes the September 2007 Secured Convertible Debentures and discounts outstanding at December 31, 2007:

September 2007 Debentures at fair value	$5,110,294
Warrant derivative discount	(3,245,561)
Original issue discount	(900,882)
Net convertible debentures	$963,851

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 9 – CONVERTIBLE DEBENTURES – NOVEMBER 2007

On or about November 29, 2007 we consummated a Securities Purchase Agreement (the “November SPA”) in which we received aggregate proceeds of $1,350,000 reflecting a 20% original issue discount to the purchasers. Pursuant to the November SPA, we issued:

•	An aggregate of $1,742,647 of Junior Debentures convertible into shares of our common stock at $0.80 per share;
•	D Warrants to purchase up to an aggregate of 2,178,309 shares of our common stock at an exercise price of $0.88 per share, for a period of 5 years from the closing date of the November 2007 Financing;
•
E Warrants to purchase up to an aggregate of 2,178,309 units, each unit consisting of a share of our common stock and one F Warrant, at exercise price of $0.80 per unit, for a period of 1 year from the effective date of the initial registration statement of which this prospectus is part; the F Warrants permit the holders thereof to purchase one share of our common stock at a price of $0.88 per share.

•	G Warrants to purchase up to an aggregate of 2,178,309 shares at $1.00 per share for a period of five years from the closing date of the November 2007 financing.

The outstanding principal balances of the Junior Debentures are due and payable on October 31, 2009, and will begin to amortize monthly commencing on November 1, 2008. The Junior Debentures bear interest at a rate of 8 percent per annum. The amortization may be effected through cash payments, or at our option subject to certain conditions, through the issuance of shares of our common stock, based on a price per share equal to 80% of the lowest three (3) closing bid prices of the common stock over the 20 trading days immediately preceding the date of such payment.

Until the maturity date of the Junior Debentures, the purchasers have the right to convert the Junior Debentures, in whole or in part, into shares of our common stock at a price $0.80 (subsequently adjusted to $0.50), or 2,178,309 (subsequently adjusted to 3,485,294) shares in the aggregate. The conversion price may be adjusted downward under circumstances set forth in the Junior Debentures. If so adjusted, the aggregate number of shares issuable, upon conversion in full, will increase.

The Junior Debentures include customary default provisions and an event of default includes, among other things, a change of control, the sale of all or substantially all of our assets, the failure to file and have a registration statement declared effective on or before the deadlines set forth in the Registration Rights Agreement, or the lapse of the effectiveness of registration statements for more than 20 consecutive trading days or 30 non-consecutive days during any 12-month period (with certain exceptions) which results in such indebtedness being accelerated. Upon the occurrence of an event of default, each Debenture may become immediately due and payable, either automatically or by declaration of the holder of such Debenture. The aggregate amount payable upon an acceleration by reason of an event of default shall be equal to the greater of 125% of the principal amount of the Junior Debentures to be prepaid or the principal amount of the Junior Debentures to be prepaid, divided by the conversion price on the date specified in the Debenture, multiplied by the closing price on the date set forth in the Debenture. Since a registration statement was not filed timely, the debentures are in technical default and have therefore been recorded as a current liability.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 9 – CONVERTIBLE DEBENTURES – NOVEMBER 2007, CONTINUED

The purchasers also received D Warrants to purchase 2,178,309 (subsequently adjusted to 3,833,824) additional shares of common stock at a price of $0.88 per share (subsequently adjusted to $0.50) exercisable for five (5) years. The investors also received E Warrants to purchase 2,178,309 (subsequently adjusted to 3,485,294) additional shares of common stock at a price of $0.80 per share (subsequently adjusted to $0.50) exercisable for one year after the registration statement is declared effective. The investors will also receive a F Warrant with the exercise of the E Warrant that will allow the investors to purchase 2,178,309 (subsequently adjusted to 3,833,824) additional shares of common stock at a price of $0.88 per share (subsequently adjusted to $0.50) exercisable for a period of five (5) years. The Purchases also received a G Warrants that will allow the purchase of up 2,178,309 (subsequently adjusted to 4,356,618) of additional shares of common stock at a price of $1.00 per share (subsequently adjusted to $0.50). All warrants vest immediately upon issuance. Upon the occurrence of an event of default, the holder of the warrant can demand payment for their warrants at fair value.

The debenture agreements also have certain milestones that the Company has agreed to that if not met, results in the repricing of the conversion rate and warrant exercise price. One such milestone was a revenue target to be achieved by March 31, 2008. This milestone was not met. However, the conversion rates and exercise prices had been previously adjusted due to a subsequent rights offering in conjunction with a financing transaction to a price below the market value of the common stock at March 31, 2008.

The Junior Debentures and the warrants contain anti-dilution provisions.

In connection with this transaction, each purchaser has contractually agreed to restrict its ability to convert the Junior Debentures, exercise the warrants and additional investment rights and receive shares of our common stock such that the number of shares of our common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the number of shares of our common stock outstanding immediately after giving effect to such conversion or exercise.

The agreements included a number of other embedded derivative instruments, and the Company has applied the provisions of FAS 155 “Accounting for Certain Hybrid Financial Instruments”, to record the fair values of the convertible debentures, and related derivatives, as of November 29, 2007, the date of issuance.    The fair values of the debentures and related derivative instruments were valued using the Black-Scholes model, resulting in an initial fair value of approximately $3,234,400. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. The excess of the fair value over the transaction price of the Debentures was recorded through the results of operations as a debit of approximately $1,884,400 to Charges Related to Issuance of November 2007 Convertible Debentures and Warrants.

The November 2007 Convertible Debentures and related derivatives outstanding at December 31, 2007 were again valued at fair value using a combination of Binomial and Black Scholes models, resulting in a increase in the fair value of the liability of approximately $409,400, which was recorded through the results of operations as a credit to adjustments to fair value of derivatives.

In connection with this financing, we paid cash fees to a broker-dealer of $94,500 and issued a warrant to purchase 135,000 shares of Common Stock at an exercise price of $0.88 per share. The initial fair value of the warrant was estimated at approximately $73,100 using the Black Scholes pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%, (2) expected volatility of 145.14%, (3) risk-free interest rate of 5.09%, and (4) expected life of 1 year. Cash fees paid, and the initial fair value of the warrant, have been capitalized as debt issuance costs and are being amortized over 24 months using the effective interest rate method.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 9 – CONVERTIBLE DEBENTURES – NOVEMBER 2007, CONTINUED

The following table summarizes the November 2007 Convertible Debentures and discounts outstanding at December 31, 2007:

November 2007 Debentures at fair value	$1,742,647
Warrant derivative discount	(1,273,406)
Original issue discount	(370,369)
Net convertible debentures	$98,872

NOTE 10 – EMBEDDED DERIVATIVE LIABILITIES

As described more fully in Notes 8 - Convertible Debentures - September 2007 and Note 9 – Convertible Debentures – November 2007, the provisions of our convertible debenture financing completed in September 2007 and November 2007, respectively, permit the Company to make its monthly redemption in shares of the Company’s common stock rather than cash upon satisfaction of certain conditions. Under the terms of the debenture agreements, the price per share is variable dependent upon the actual closing price of the Company’s common stock. Accordingly, the total number of shares to retire outstanding principal is variable and the Company can not be assured that there are adequate authorized shares to settle all contractual obligations under the debenture agreement, and other option and warrant agreements outstanding.

In accordance with the provisions of SFAS 133, Accounting for Derivative Instruments” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” the Company has reviewed all instruments previously recorded as permanent equity under this literature. Additionally, the November 2007 debenture offering contains derivative instruments that were recorded as liabilities.

The following table summarizes the components of the Adjustment to Fair Value of Derivatives which were recorded as charges to results of operations in the year ended December 31, 2007. The table summarizes by category of derivative liability the impact from market changes during the year. For these calculations, the conversion price of the debentures and the exercise price of the warrants were adjusted to $0.50 per share along with the aggregate number of shares issuable due to a subsequent financing transaction.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 10 – EMBEDDED DERIVATIVE LIABILITIES, CONTINUED

	Debentures Valued at Closing			Gain (loss) on Embedded
	September 13, 2007	November 26, 2007	Value at 12/31/07	Derivative
Sept. 07 Debentures	$2,002,920	$-	$1,713,957	$288,963
A Warrants	3,041,639	-	2,614,410	427,229
B Warrants	1,646,969	-	1,188,368	458,601
C Warrants	1,929,845	-	1,755,245	174,600
Nov. 07 Debentures	-	599,817	575,940	23,877
D Warrants	-	848,702	946,275	(97,573)
E Warrants	-	457,316	430,125	27,191
F Warrants	-	567,446	616,120	(48,674)
G Warrants	-	761,112	1,075,312	(314,192)
	$8,621,373	$3,234,402	$10,915,752	$940,019

NOTE 11 – STOCKHOLDERS’ DEFICIENCY

During 2007, the Company issued a total of 150,000 shares to members of its advisory board. As of December 31, 2007, these shares have been granted but not yet issued. The securities were exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

During 2007, a total of 387,683 shares vested pursuant to an employment agreement with our former Chief Exploration Officer. The employment agreement was terminated on December 14, 2007. The remaining 330,025 unvested shares were cancelled.

From January 2007 to June 2007, we sold 2,070,000 restricted shares of our common stock for total net proceeds of $773,000 to accredited investors. The securities were exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

In January 2007, we sold 976,038 restricted shares of our common stock for total net proceeds of $283,886. The securities were exempt from registration pursuant to Regulation S and Section 4(2) of the Securities Act of 1933, as amended.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 11 – STOCKHOLDERS’ DEFICIENCY, CONTINUED

2006 Financings

On October 6, 2006, the Company entered into a two-year employment agreement with Mr. Kevin Tattersall to be its chief exploration officer. As part of his compensation and pursuant to the agreement, we issued Mr. Tattersall 812,500 shares of common stock in the company. As of December 31, 2006, a total of 94,792 shares vested under the employment agreement. The stock issued to Mr. Tattersall is restricted as defined by the Securities Act of 1933, as amended. The shares will vest monthly over the term of the employment agreement and vesting is contingent upon continued employment with the Company. Any remaining unvested shares of common stock at the time of termination or resignation from the Company will be forfeited by the executive.

On or about December 11, 2006, we sold 5,000 restricted shares of our common stock for total net proceeds of $1,325. The securities were exempt from registration pursuant to Regulation S and Section 4(2) of the Securities Act of 1933, as amended.

Beginning in October and ending in December 2006, we sold 3,442,540 restricted shares of our common stock for total net proceeds of $608,822 to accredited investors. The securities were exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

On September 12, 2006, we sold 2,500,000 restricted shares of our common stock for total net proceeds of $150,000 to a single accredited investor. Subsequently, on September 15, 2006, the board of directors approved hiring this investor to serve as our Chief Executive Officer.

On or about August 14, 2006, we entered into an agreement (the “Agreement”) with Mr. Isaac Rotnemer, an accredited investor. Mr. Rotnemer would be able to purchase up to 25,000,000 restricted shares of our common stock in a private offering pursuant to and based upon the terms and conditions set in the Agreement. The Company has sold 614,680 shares of common stock under this agreement for net proceeds of $53,477. On November 6, 2006, the Company cancelled the agreement and the remaining 24,385,320 shares held in escrow were cancelled.

On or about May 12, 2006, we entered into an agreement with Rhino Island Capital, Ltd., a BVI International Business Company. Rhino will be able to purchase up to 87,500,000 restricted shares of our common stock in a private offering pursuant at a fixed percentage of the closing bid price based on the terms and conditions set in the agreement. We issued 87,500,000 shares of our common stock in advance and in anticipation of the purchase of such shares by Rhino which have been placed in escrow with our transfer agent until conditions are met for release. Under the agreement we sold 694,445 shares of common stock for net proceeds of $43,500. In December 2006, the Company cancelled the agreement and the remaining 86,805,555 shares were cancelled.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 12 – STOCK OPTION PLAN

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

In September 2006, the Company awarded 12,500,000 stock options to certain employees, officers, and directors for services rendered. Under FASB Statement No. 123R, “Share-Based Payment,” these options were valued at fair value at the date of grant. The fair value of the options issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.65%; no dividend yields; volatility factors of the expected market price of our common stock of 0.71; an estimated forfeiture rate of 15%; and an expected life of the options of 3 years. This generates a price of $0.39 per option based on a strike price of $0.78 at the date of grant, which was September 15, 2006. As a result, approximately $1,380,800 of compensation expense and additional paid-in capital was recorded during the year ended December 31, 2007 relating to the vesting of 4,166,664 options awarded. As of December 31, 2007, a total of 7,118,058 non-vested shares remained outstanding with a weighted average price of $0.78 and a grant date value of $0.39 per share. At December 31, 2007, a total of 5,381,942 vested shares remained outstanding with a weighted average price of $0.78 and a weighted average years remaining of 4.375 years. At December 31, 2007, the aggregate intrinsic value of the stock options issued and vested was $0 and $0, respectively, as the market value of the underlying stock was below the average exercise price of all options.

Options	Number of Shares	Option Price Per Share
Granted	12,500,000	$0.78
Exercised	-	-
Cancelled	-	-

Outstanding December 31, 2006	12,500,000	$0.78

Granted	-	-
Exercised	-	-
Cancelled	-	-

Outstanding December 31, 2007	12,500,000	$0.78

UNIVERSAL ENERGY CORP.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 13 – COMMITMENTS AND CONTINENGENCIES

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

On October 6, 2006, the Company entered into a two-year employment agreement with Mr. Kevin Tattersall to be its chief exploration officer. The employment agreement provides for a base salary of $5,000 per month. Pursuant to the agreement, Mr. Tattersall received 812,500 shares of common stock in the company. The stock issued to Mr. Tattersall is restricted as defined by the Securities Act of 1933, as amended. The shares will vest monthly over the term of the employment agreement and vesting is contingent upon continued employment with the Company. Any remaining unvested shares of common stock at the time of termination or resignation from the Company will be forfeited by the executive. Our employment agreement with Mr. Kevin Tattersall, our former Chief Exploration Officer, was terminated on December 14, 2007 and unvested shares were returned to the Company.

In the ordinary course of business, the Company is subject to litigation. In the opinion of management, such litigation will not have a material adverse effect on the financial position or results of operations of the Company.

NOTE 14 – MATERIAL ADJUSTMENTS

During the course of the audit, the Company’s Chief Financial Officer discussed the accounting for the September debenture financing with Cross, Fernandez & Riley, LLP. As a result the Company determined that the accounting for the September debenture was incorrect and  that the effect of such misstatements was material. As a result, the Company decided it will restate its previously filed quarterly report on Form 10-QSB for the quarter ended September 30, 2007. The restatements are required to properly reflect the Company’s financial results for certain non-cash and non-operational related charges or credits to earnings associated with both embedded and freestanding derivative liabilities.

Historically, the Company recorded the fair value of the warrants and intrinsic value of the beneficial conversion features of these convertible debentures as a credit to equity with a corresponding discount to the notes payable. The Company reviewed its compliance with the SEC’s interpretation of EITF 00-19 as it relates to these convertible securities, detachable warrants and registration rights. The Company has determined that it should have recorded a derivative liability equal to the fair value of both the detachable warrants and the embedded convertible feature for certain debentures and then marked to market these derivative liabilities at the end of each quarter and fiscal period. The effect of the quarterly financial statements will be to increase the net loss by approximately $2,808,000 and increase total liabilities by $6,060,800 at September 30, 2007.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 15 - INCOME TAXES

No provision for foreign, federal or state income taxes has been recorded, as the Company incurred net operating losses for all periods presented for all jurisdictions in which it operates. The Company has U.S. federal net operating loss carryforwards of approximately $9,014,000 at December 31, 2007 to reduce future federal income taxes, if any. These carryforwards expire through 2027 and are subject to review and possible adjustment by the Internal Revenue Service (IRS).

The approximate tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets primarily relate to net operating loss carryforwards, stock based compensation and derivatives. This amounts to approximately $10,900,000 as of December 31, 2007. It is the Company's objective to become a profitable enterprise and to realize the benefits of its deferred tax assets. However, in evaluating the reliability of these deferred tax assets, management has considered the Company's short operating history, the volatility of the market in which it competes and the operating losses incurred to date, and believes that, given the significance of this evidence, a full valuation reserve against its deferred tax assets is required as of December 31, 2007.

NOTE 16 – SUBSEQUENT EVENTS

In April 2008, the Company notified its debenture holders of a subsequent financing transaction. This convertible promissory note offering resulted in the lowering of the conversion prices of the debentures and associated warrants to $0.50. This three year note bears interest at a rate of 12 percent per annum. As of March 13, 2008, the Company has received proceeds from this offering of $600,000.