Form 10-Q
period 2008-03-31
UNIVERSAL ENERGY CORP.
filed 2008-05-20
CIK 1207029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
☒ Yes ☐ No

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of May 5, 2008 was 29,897,678 and there were 462 stockholders of record.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES           ☒ NO

UNIVERSAL ENERGY CORP.

FORM 10-Q

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Consolidated Balance Sheet

March 31,
2008
(unaudited)

Assets

Current assets:
Cash and cash equivalents	$78,523
Accounts receivable	72,784
Prepaid expenses	38,535

Total current assets	189,842

Prepaid drilling and completion costs	250,087
Oil and gas properties, unproven	3,124,889
Debt issuance costs, net of accumulated amortization of $207,133	442,161
Property and equipment, net of accumulated depreciation of $3,262	8,681
Security deposit	1,545

Total assets	$4,017,205

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$642,257
Accrued expenses	158,013
Accrued interest	98,181
Promissory notes	125,000
Promissory notes to stockholders, net of discounts of $2,171	1,097,829
September 2007 Convertible Debentures, net of discounts of $3,290,897	1,819,397
November 2007 Convertible Debentures, net of discounts of $1,355,823	386,824
Embedded derivative liabilities	8,176,863

Total current liabilities	12,504,364

Long term liabilities:
Promissory notes to stockholders, net of discounts of $416,899	183,101

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.0001 par value, 250,000,000 shares authorized, 29,885,178 shares issued and outstanding	2,989
Additional paid-in capital	6,150,362
Accumulated deficit	(14,823,611)

Total stockholders’ deficit	(8,670,260)

Total liabilities and stockholders’ deficit	$4,017,205

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Consolidated Statements of Operations

	Three months ended March 31,
	2008	2007
	(unaudited)	(unaudited)

Revenue	$86,529	$-

Cost of revenue	13,745	-

Gross profit	72,784	-

Operating expenses
General and administrative expenses	714,147	655,410
Investor awareness and public relations	107,450	-
Impairment loss on oil and gas properties	26,907	-
Total operating expenses	848,504	655,410

Loss from continuing operations	(775,720)	(655,410)

Other income (expense)
Accretion of discounts on convertible debentures	(250,762)	-
Change in fair value of embedded derivative	2,738,889	-
Excess embedded derivative value	(892,737)	-
Interest expense, net	(224,831)	-

Total other income (expense)	1,370,559	-

Net income (loss) before discontinued operations	594,839	(655,410)

Discontinued operations
Income (loss) from operations of discontinued operations	-	(34,186)
Loss from discontinued operations	-	(34,186)

Net income (loss)	$594,839	$(689,596)

Net income per share from continuing operations
– basic	$0.02	$(0.02)
Net loss per share from discontinued operations
– basic	$0.00	$(0.00)
Total Net income (loss) per share
– basic	$0.02	$(0.02)

Weighted average shares used in computation of loss per share
– Basic	29,860,317	27,051,936

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Three months ended
	March 31,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities:

Net income (loss)	$594,839	$(689,596)

Adjustments to reconcile net loss to net cash used in continuing operating activities:
Accretion of discounts on convertible debentures	250,762	-
Change in fair value of embedded derivative	(2,738,889)	-
Excess embedded derivative value	892,737	-
Amortization of fair value of warrants issued with promissory notes	136,208	-
Amortization of debt issuance costs	81,446	-
Stock compensation expense - advisory board stock grants	19,250	36,350
Stock compensation expense - stock grants	-	80,843
Stock compensation expense - stock option grants	345,207	345,207
Charges related to the impairment of oil and gas properties	26,907	-
Depreciation and amortization	853	466
Increase in assets:
Prepaid drilling and completion costs	164,290	-
Accounts receivable	(71,821)	-
Funds held in escrow	-	25,206
Prepaid expenses	25,693	461
Increase (decrease) in liabilities:		-
Accounts payable	432,721	3,651
Accrued expenses	14,982	(2,658)
Accrued interest	98,181	-
Net cash provided by (used in) operating activities of continuing operations	273,366	(200,070)
Net cash provided by (used in) discontinued operations	-	(41,328)
Net cash provided by (used in) operating activities	273,366	(241,398)

Cash flows from investing activities:
Oil and gas properties	(903,024)	(154,245)
Security deposit	-	(1,545)
Purchase of property and equipment	(1,803)	(7,296)
Net cash used in investing activities of continuing operations	(904,827)	(163,086)
Net cash provided by investing activities of discontinued operations	-	7,600
Net cash used in investing activities	(904,827)	(155,486)

Cash flows from financing activities:
Payments on promissory notes	(125,000)	-
Net proceeds from issuance of promissory notes	600,000	-
Net proceeds from issuances of common stock		358,716
Net cash provided by financing activities	475,000	358,716

Net increase (decrease) in cash and cash equivalents	(156,461)	(38,168)

Cash and cash equivalents , beginning of period	$234,984	$450,850

Cash and cash equivalents, end of period	$78,523	$412,682

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$136,683	$-

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2008

NOTE 1 – ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

Reporting Entity. Universal Energy Corp. and Subsidiaries (“Universal” or the “Company”) were incorporated in the State of Delaware on January 4, 2002, January 24, 2002 and February 26, 2007, respectively. The Company is authorized to issue 250,000,000 shares of common stock, par value $0.0001. The Company’s office is located in Lake Mary, Florida. Universal Energy Corp. is an independent energy company engaged in the acquisition and development of crude oil and natural gas leases in the United States.

Principles of Consolidation. The Company’s consolidated financial statements for the periods ended March 31, 2008 and 2007, include the accounts of its wholly owned subsidiaries UT Holdings, Inc. and Universal Explorations Corp., both Delaware corporations. All intercompany balances and transactions have been eliminated.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Universal Energy Corp. (the “Company”) without audit, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. Interim results are not necessarily indicative of the results that may be expected for the year. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operation, for the year ended December 31, 2007, contained in the Company’s December 31, 2007 Annual Report on Form 10-KSB.

The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since January 4, 2002 (date of inception), which losses have caused an accumulated deficit of approximately $14,823,600 as of March 31, 2008. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

Management has been able, thus far, to finance the losses, as well as the growth of the business, mostly through private placements of our common stock and various debt financings. The Company is continuing to seek additional financing and attempting to increase revenues by continuing the development of its oil and gas prospects in Texas and Louisiana.

In view of these conditions, the Company's ability to continue as a going concern is dependent upon its ability to obtain additional financing or capital sources, to meet its financing requirements, and ultimately to achieve profitable operations. Management believes that its current and future plans provide an opportunity to continue as a going concern. However, there can be no assurance that management will achieve its plans. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event the Company cannot continue as a going concern.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassifications. Certain prior periods’ balances have been reclassified to conform to the current year consolidated financial statement presentation. These reclassifications had no impact on previously reported consolidated results of operations or stockholders’ deficit.

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

Accounts Receivable.  We have receivables for sales of oil, gas and natural gas liquids. Management has established an allowance for doubtful accounts. The allowance is evaluated by management and is based on management’s periodic review of the collectability of the receivables in light of historical experience, the nature and volume of the receivables, and other subjective factors.

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

Fair Value of Financial Instruments. The carrying amount of accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

The Company has not recognized a liability as a result of the implementation of FIN 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit as of the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of FIN 48.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Income (Loss) per Share. The Company utilizes Financial Accounting Standards Board Statement No. 128, “Earnings Per Share.” Statement No. 128 requires the presentation of basic and diluted loss per share on the face of the statement of operations. Basic income (loss) per share has been calculated using the weighted average number of common shares outstanding during the period. For the periods ending March 31, 2008 and March 31, 2007, any outstanding options or warrants were excluded from the diluted loss per share computation since their effect is anti-dilutive.

NOTE 5 – OIL AND GAS PROPERTIES, UNPROVEN

The total costs incurred by geographic location and excluded from amortization are summarized as follows:

	Acquisition	Exploration	Capitalized Interest	Impairment Loss	Net Carrying Value March 31, 2008
Louisiana	$312,270	$2,300,055	$-	$(26,907)	$2,585,418
Texas	505,970	-	33,501	-	539,471

Totals	$818,240	$2,300,055	$33,501	$(26,907)	$3,124,889

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

At March 31, 2008, all of the Company’s oil and gas properties are unproven and are located in Louisiana and Texas. In accordance with SFAS 143, asset retirement obligations associated with producing wells will be accrued over the life of the well.

NOTE 6 – PROMISSORY NOTES

Promissory Note with Stockholder – $250,000. On June 12, 2007, the Company issued an unsecured promissory note in the amount of $250,000 to a stockholder. Interest accrues on the outstanding principal balance from and after June 12, 2007 at a rate of 11 percent per annum. Interest shall be calculated on the basis of a 360-day year, and shall be charged on the principal outstanding from time to time for the actual number of days elapsed. The Company shall pay the Holder all accrued interest and the outstanding principal on the maturity date. The maturity date of the note is December 12, 2007. The note was not paid on maturity and is therefore in default.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

NOTE 6 – PROMISSORY NOTES, CONTINUED

Promissory Notes – $750,000. On or about June 12, 2007, the Company issued unsecured promissory notes in the amount of $750,000 to certain investors. Interest accrues on the outstanding principal balance from and after June 12, 2007 at a rate of 11 percent per annum. Interest shall be calculated on the basis of a 360-day year, and shall be charged on the principal outstanding from time to time for the actual number of days elapsed. The Company shall pay the Holder all accrued interest and the outstanding principal on the maturity date. The maturity date of the note is December 12, 2007. The note was not paid on maturity and is therefore in default.

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

Promissory Note – $200,000. On October 4, 2007, the Company issued an unsecured promissory note in the amount of $200,000 to Billy Raley, the Company’s CEO and Director. Interest accrues on the outstanding principal balance from and after October 4, 2007 at a rate of 11 percent per annum. Interest shall be calculated on the basis of a 360-day year, and shall be charged on the principal outstanding from time to time for the actual number of days elapsed. The Company shall pay the Holder all accrued interest and the outstanding principal on the maturity date. The maturity date of the note is April 4, 2008. The note was not paid on maturity and is therefore in default.

Promissory Note – $150,000. On October 4, 2007, the Company issued an unsecured promissory note in the amount of $150,000 to Dyron M. Watford, the Company’s CFO and Chairman. Interest accrues on the outstanding principal balance from and after October 4, 2007 at a rate of 11 percent per annum. Interest shall be calculated on the basis of a 360-day year, and shall be charged on the principal outstanding from time to time for the actual number of days elapsed. The Company shall pay the Holder all accrued interest and the outstanding principal on the maturity date. The maturity date of the note is April 4, 2008. The note was not paid on maturity and is therefore in default.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

NOTE 7 – PROMISSORY NOTES, CONTINUED

Contemporaneous with the issuance of the promissory notes totaling $350,000, a total of 350,000 warrants were issued at an exercise price of $1.05. The warrants vest immediately and have a 5 year term from the date of the promissory note. If at any time after one year from the Initial Exercise Date there is no effective registration statement (“Registration Statement”) registering, or no current prospectus available for, the resale of the Warrant Shares by the Holder, then this Warrant may also be exercised at such time by means of a “cashless exercise” in which the Holder shall be entitled to receive a certificate for the number of Warrant Shares equal to the quotient obtained by dividing [(A-B) (X)] by (A), where (A) = the Volume Weighted Average Price (“VWAP”) on the Trading Day immediately preceding the date of such election; (B) = the Exercise Price of this Warrant, as adjusted; and (X) = the number of Warrant Shares issuable upon exercise of this Warrant in accordance with the terms of this Warrant by means of a cash exercise rather than a cashless exercise.

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

Promissory Notes – $600,000. On or about March 13, 2008, the Company issued promissory notes in the amount of $600,000 to certain investors. Interest shall accrue on the outstanding principal balance of this note at the rate of 12% per annum. Interest shall be calculated on the basis of a 365-day year, and shall be charged on the principal outstanding from time to time for the actual number of days elapsed. The Company shall pay the holder all accrued interest on a calendar quarterly basis, commencing at the end of the first calendar quarter following the purchase of this note. The Company will begin making monthly cash principal payments on the first business day of each calendar month beginning on the first business day of the thirteenth full calendar month following purchase of the note. The amount of the monthly payment is based on a two-year amortization of the note. The holder shall have the right to convert the outstanding principal balance (in whole and not in part) into such number of securities by dividing the outstanding balance by $0.50.

Contemporaneous with the issuance of the promissory notes, a total of 1,200,000 warrants were issued at an exercise price of $0.50. The warrants vest immediately and have a 3 year term from the date of the promissory note. The fair value of the warrants issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 1.84%; no dividend yields; volatility factors of the expected market price of our common stock of 102.31%; an estimated forfeiture rate of 0%; and an expected life of the warrant of 2 years. This generates a price of $0.27 per warrant based on a strike price of $0.50 at the date of grant, which was on or about March 13, 2008. As a result, approximately $210,200 of discount on promissory notes and additional paid-in capital was recorded during the three month period ended March 31, 2008 relating to the issuance of promissory notes.

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
•
B Warrants to purchase up to an aggregate of 6,387,868 units, each unit consisting of a share of our common stock and one C Warrant, at exercise price of $0.80 per unit, for a period of 1 year from the effective date of the initial registration statement; the C Warrants permit the holders thereof to purchase one share of our common stock at a price of $0.88 per share.

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

Until the maturity date of the Senior Debentures, the purchasers have the right to convert the Senior Debentures, in whole or in part, into shares of our common stock at a price $0.80, which was subsequently adjusted downward to $0.50 in March 2008 upon issuance of certain promissory notes discussed in Note 7 – Promissory Notes. The conversion price may be adjusted downward under circumstances set forth in the Senior Debentures. If so adjusted, the aggregate number of shares issuable, upon conversion in full, will increase.

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

NOTE 8 – CONVERTIBLE DEBENTURES – SEPTEMBER 2007, CONTINUED

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

The agreements included a number of other embedded derivative instruments, and the Company has applied the provisions of FAS 155 “Accounting for Certain Hybrid Financial Instruments”, to record the fair values of the convertible debentures, and related derivatives, as of September 13, 2007, the date of issuance.    The fair values of the debentures and related derivative instruments were valued using the Black-Scholes model, resulting in an initial fair value of approximately $8,621,400. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. The excess of the fair value over the transaction price of the Debentures was recorded through the results of operations in 2007 as a debit of approximately $4,621,400 to Charges Related to Issuance of September 2007 Convertible Debentures and Warrants.

The 2007 Convertible Debentures and related derivatives outstanding at March 31, 2008 were again valued at fair value using a combination of Binomial and Black Scholes models, resulting in a decrease in the fair value of the liability of approximately $1,824,100, which was recorded through the results of operations as a credit to adjustments to fair value of embedded derivatives.

In connection with this financing, we paid cash fees to a broker-dealer of $120,000 and issued a warrant to purchase 280,000 shares (subsequently adjusted to 492,800) of common stock at an exercise price of $0.88 per share (subsequently adjusted to $0.50). The initial fair value of the warrant was estimated at approximately $147,900 using the Black Scholes pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%, (2) expected volatility of 64.45%, (3) risk-free interest rate of 5.09%, and (4) expected life of 2 years. Cash fees paid, and the initial fair value of the warrant, have been capitalized as debt issuance costs and are being amortized over 24 months using the effective interest rate method.

The following table summarizes the September 2007 Secured Convertible Debentures and discounts outstanding at March 31, 2008:

September 2007 Debentures at fair value	$5,110,294
Warrant derivative discount	(2,575,896)
Original issue discount	(715,001)
Net convertible debentures	$1,819,397

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

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
•
E Warrants to purchase up to an aggregate of 2,178,309 units, each unit consisting of a share of our common stock and one F Warrant, at exercise price of $0.80 per unit, for a period of 1 year from the effective date of the initial registration statement; the F Warrants permit the holders thereof to purchase one share of our common stock at a price of $0.88 per share.

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

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

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

The agreements included a number of other embedded derivative instruments, and the Company has applied the provisions of FAS 155 “Accounting for Certain Hybrid Financial Instruments”, to record the fair values of the convertible debentures, and related derivatives, as of November 29, 2007, the date of issuance.    The fair values of the debentures and related derivative instruments were valued using the Black-Scholes model, resulting in an initial fair value of approximately $3,234,400. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. The excess of the fair value over the transaction price of the Debentures was recorded through the results of operations in 2007 as a debit of approximately $1,884,400 to Charges Related to Issuance of November 2007 Convertible Debentures and Warrants.

The November 2007 Convertible Debentures and related derivatives outstanding at March 31, 2008 were again valued at fair value using a combination of Binomial and Black Scholes models, resulting in a decrease in the fair value of the liability of approximately $914,800, which was recorded through the results of operations as a credit to adjustments to fair value of derivatives.

In connection with this financing, we paid cash fees to a broker-dealer of $94,500 and issued a warrant to purchase 135,000 shares (subsequently adjusted to 237,600) of Common Stock at an exercise price of $0.88 per share (subsequently adjusted to $0.50). The initial fair value of the warrant was estimated at approximately $73,100 using the Black Scholes pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%, (2) expected volatility of 145.14%, (3) risk-free interest rate of 5.09%, and (4) expected life of 1 year. Cash fees paid, and the initial fair value of the warrant, have been capitalized as debt issuance costs and are being amortized over 24 months using the effective interest rate method.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

NOTE 9 – CONVERTIBLE DEBENTURES – NOVEMBER 2007, CONTINUED

The following table summarizes the November 2007 Convertible Debentures and discounts outstanding at March 31, 2008:

November 2007 Debentures at fair value	$1,742,647
Warrant derivative discount	(1,050,334)
Original issue discount	(305,489)
Net convertible debentures	$386,824

NOTE 10 – EMBEDDED DERIVATIVE LIABILITIES

As described more fully in Note 8 – Convertible Debentures – September 2007 and Note 9 – Convertible Debentures – November 2007, the provisions of our convertible debenture financing completed in September 2007 and November 2007, respectively, permit the Company to make its monthly redemption in shares of the Company’s common stock rather than cash upon satisfaction of certain conditions. Under the terms of the debenture agreements, the price per share is variable dependent upon the actual closing price of the Company’s common stock.

In accordance with the provisions of SFAS 133, Accounting for Derivative Instruments” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” the Company has reviewed all instruments previously recorded as permanent equity under this literature.

The following table summarizes the components of the Adjustment to Fair Value of Derivatives which were recorded as charges to results of operations in the period ended March 31, 2008. The table summarizes by category of derivative liability the impact from market changes during the year. For these calculations, the conversion price of the debentures and the exercise price of the warrants were adjusted to $0.50 per share along with the aggregate number of shares issuable due to a subsequent financing transaction.

	Value at 12/31/07	Value at 03/31/08	Gain (loss) on Embedded Derivative
Sept. 07 Debentures	$1,713,957	$1,381,111	$332,846
A Warrants	2,614,410	1,852,335	762,075
B Warrants	1,188,368	841,970	346,398
C Warrants	1,755,245	1,372,456	382,789
Nov. 07 Debentures	575,940	460,470	115,470
D Warrants	946,275	688,423	257,852
E Warrants	430,125	312,920	117,205
F Warrants	616,120	484,878	131,242
G Warrants	1,075,312	782,300	293,012
	$10,915,752	$8,176,863	$2,738,889

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

NOTE 11 – STOCKHOLDERS’ DEFICIT

During 2007, the Company granted a total of 37,500 shares to members of its advisory board. As of March 31, 2008, these shares have been granted but not yet issued. The securities were exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. For the period ended March 31, 2008, the Company recorded approximately $19,000 as compensation expense under this agreement. At the date of each issuance, the shares were valued at the closing price.

NOTE 12 – COMMITMENTS AND CONTINENGENCIES

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

Plan of Operation

We are a small independent energy company engaged in the acquisition and development of crude oil and natural gas leases in the United States.  We pursue oil and gas prospects in partnership with oil and gas companies with exploration, development and production expertise. Our prospect areas currently consist of land in Louisiana and Texas.

As of March 31, 2008, we have acquired interests in oil and gas properties and have participated in the drilling of 6 wells. We currently have working interests in ranging from 7.5% to 95%, see “Description of Property.” We continue to be considered an exploration-stage company due to the absence of significant revenue.

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

We have no proven reserves as of March 31, 2008, and we have only recently begun generation of revenues from operations of our oil and gas activities. From inception to March 31, 2008, we have accumulated losses of approximately $14,823,600 and expect to incur further losses in the development of our business, all of which casts doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due.

To the extent that we are successful in finding and producing oil and gas, of which there is no assurance, proceeds from that activity would be added to our working capital reserves and be available to fund future exploration.

                We believe that we will require additional funds to operate throughout the next 12 months. Furthermore any expansion beyond our current plans, will require additional capital funding. We intend to continue to seek drilling opportunities on the acreage in which we currently have an interest or in other acreage and to consider the possible acquisition of producing properties. We do not have funds to undertake any of these activities and would have to obtain funding from external sources. We believe that additional capital funding is available through private or public equity financing or perhaps bank financing. Success in the field will enhance our opportunities to obtaining financing, but we will probably need to obtain reserve reports and have sufficient length of production to obtain favorable financing arrangements. Furthermore, outside events such as the price of oil, the condition of the stock market, and interest rate levels could affect our ability to obtain financing. Our ability to obtain financing may also be affected by antidilution provisions contained in the warrants we have issued, as described in detail under “Risk Factors” as contained in the Company’s December 31, 2007 Annual Report on Form 10-KSB. At this time, we have no financing arrangements in place.

We estimate the drilling and completion costs to operate our prospects and our business for the next twelve months are as follows:

Caviar	$200,000
Amberjack	125,000
Lake Campo	175,000
Lone Oak	1,300,000
General and administrative	750,000
Total	$2,550,000

As of March 31, 2008, we have participated in drilling the following wells with the interests and results indicated as follows:

	Interest		Approximate
Well Name	Working	Net Revenue	Depth	Current Status
Amberjack	7.50%	4.05%	10,000’	In production as of December 2007
Lake Campo	12.50	6.75%	10,000’	In production as of January 2008
Caviar #1	10.00	5.40%	10,600’	Awaiting pipeline completion
W. Rosedale	15.00	7.92%	10,300’	Plugged and abandoned in Nov. 2007
Caviar # 4	10.00	5.40%	10,800’	Awaiting pipeline completion
East OMG	17.50	9.45%	16,500’	Plugged and abandoned in Dec. 2007

Results of Operations

CONSOLIDATED FINANCIAL INFORMATION

	Three Months Ended March 31,
	2008	2007
Revenue	$86,529
Selling, general and administrative	$848,504	$655,410
Other income	$1,370,559	$-
Loss from discontinued operations	$-	$(34,186)
Net income (loss)	$594,839	$(689,596)

Comparison of Three Months Ended March 31, 2008 and March 31, 2007.

Revenue. Revenue for the three months ended March 31, 2008 increased $86,529 to $86,529 from $0 for the same period in 2007. The increase was attributable to successful drilling and completion efforts at our Amberjack and Lake Campo prospects that began production in December 2007 and January 2008, respectively.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2008 increased $193,094 (or 29%) to $848,504 from $655,410 for the same period in 2007. The increase was primarily attributable to increased professional fees, accounting charges relating to the issuance of promissory notes and increased advertising expenses.

Other Income. Other income for the period ended March 31, 2008 increased $1,370,559 to $1,370,559 from $0 for the same period in 2007. The increase was attributable to accounting charges associated with the valuation of the debentures and warrants that were issued during 2007.

Net Income (loss). Net income (loss) for the three months ended March 31, 2008 was $594,839 compared to $(689,596) for 2007. The decrease in our net loss was due to the reasons described herein above.

Liquidity and Capital Resources

Net cash provided by continuing operating activities of continuing operations totaled approximately $273,400 during the three months ended March 31, 2008, compared to net cash used in continuing operating activities of approximately $200,100 for the same period in 2007. Net cash used in discontinued operating activities totaled approximately $0 during the three months ended March 31, 2008, compared to net cash used in discontinued operations of approximately $41,300 for the same period in 2007.

Cash provided by investing activities from discontinued operations totaled $0 and $7,600 during the three months ended March 31, 2008 and 2007, respectively. Cash used in investing activities from continuing operations totaled approximately $904,800 and $163,100 during the three months ended March 31, 2008 and 2007, respectively. The increase was primarily attributable to investments in oil and gas properties. We have no material commitments for capital expenditures.

Net cash provided by financing activities totaled approximately $475,000 and $358,700 during the three months ended March 31, 2008 and 2007, respectively. During the three months ended March 31, 2008, financing activities consisted of proceeds from the issuance of promissory notes.

At March 31, 2007 we had cash balances in the amount of approximately $78,500. Our principal source of funds has been cash generated from financing activities. We have been unable to generate significant liquidity or cash flow from our current operations. We anticipate that cash flows from continuing operations or discontinued operations will be insufficient to fund our business operations for the full year 2008 and that we must continue attempting to raise additional capital to fund our operations and implement our business plan.

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

Full Cost Method. The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool. As of March 31, 2008, the Company had no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made, the Company assesses quarterly whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

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

Net operating loss carryforwards. We have not recognized the benefit in our financial statements with respect to any net operating loss carryforward for federal income tax purposes as of March 31, 2008. This benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons; including the potential that we might not have sufficient profits to use the carryforward or that the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation as a result of capital transactions occurring in 2007 or otherwise, we may be liable for back taxes, interest and, possibly, penalties prospectively. The Company’s financial position, results of operations or cash flows were not impacted by the adoption of FASB Interpretation No. 48, “Accounting for Uncertain Tax Positions.”

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

ITEM 3 – CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of March 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as a result of a material weakness in internal controls as of March 31, 2008 in ensuring that information that is required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

(b) Changes in internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. We have determined that a material weakness in our internal control over the reporting of the valuation of our September and November debentures existed during the third and fourth quarter of 2007. The control deficiency resulted from the lack of effective detective and monitoring controls within internal control over financial reporting over these accounts. In addition, as previously disclosed, the Company only has two employees and therefore, an adequate segregation of duties is difficult. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of March 31, 2008. We have taken and will take the following actions to enhance our internal controls: retain additional specialized staff in the preparation of annual and interim financial statements and implement a system of segregation of duties in the processing of transactions within the recording cycle. Other than with respect to the identification of this weakness in internal control procedures, there was no change in our internal control over financial reporting during the quarter ended March 31, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any pending legal proceedings nor is any of its property subject to pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.
(b)	Not applicable.
(c)
During 2008, the Company issued 37,500 shares of restricted common stock to members of the Company’s advisory board. At the date of each issuance, the shares were valued at the closing price. For the period ended March 31, 2008, the Company recorded approximately $19,000 as compensation expense under this agreement. The securities were exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended

On or about March 13, 2008, the Company issued promissory notes in the amount of $600,000 to certain investors. Interest shall accrue on the outstanding principal balance of this note at the rate of 12% per annum. Interest shall be calculated on the basis of a 365-day year, and shall be charged on the principal outstanding from time to time for the actual number of days elapsed. The Company shall pay the holder all accrued interest on a calendar quarterly basis, commencing at the end of the first calendar quarter following the purchase of this note. The Company will begin making monthly cash principal payments on the first business day of each calendar month beginning on the first business day of the thirteenth full calendar month following purchase of the note. The amount of the monthly payment is based on a two-year amortization of the note. The holder shall have the right to convert the outstanding principal balance (in whole and not in part) into such number of securities by dividing the outstanding balance by $0.50.

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

Date: May 20, 2008

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