Form 10-Q
period 2008-06-30
UNIVERSAL ENERGY CORP.
filed 2008-08-19
CIK 1207029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of August 5, 2008 was 249,999,866 and there were 482 stockholders of record.

UNIVERSAL ENERGY CORP.

FORM 10-Q

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,253	$234,987
Funds held in escrow	325,550	-
Accounts receivable	219,915	963
Prepaid expenses	6,928	64,228

Total current assets	607,646	300,178

Prepaid drilling and completion costs	725,447	414,377
Oil and gas properties, unproven	2,991,591	2,248,771
Debt issuance costs, net of accumulated amortization of $280,021 and $70,926	492,218	578,368
Property and equipment, net of accumulated depreciation of $4,159 and $2,409	9,377	7,731
Security deposit	1,545	1,545

Total assets	$4,827,824	$3,550,970

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$930,421	$209,536
Accrued expenses	219,489	143,031
Accrued interest	132,355	-
Promissory notes	-	250,000
Promissory notes to stockholders, net of discounts of $0 and $80,162	924,587	1,019,838
September 2007 Convertible Debentures, net of discounts of $2,267,822 and $4,146,443	2,340,608	963,851
November 2007 Convertible Debentures, net of discounts of $1,035,570 and $1,643,775	626,377	98,872
May 2008 Convertible Debentures, net of discounts of $1,253,656 and $0	2,962	-
Embedded derivative liabilities	3,985,456	10,915,752

Total current liabilities	9,162,255	13,600,880

Long term liabilities:
Promissory notes to stockholders, net of discounts of $252,341	147,659	-

Total liabilities	9,309,914	13,600,880

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.0001 par value, 250,000,000 shares authorized, 71,077,959 and 29,847,733 shares issued and outstanding	7,108	2,985
Additional paid-in capital	7,396,075	5,365,556
Accumulated deficit	(11,885,273)	(15,418,451)

Total stockholders’ deficit	(4,482,090)	(10,049,910)

Total liabilities and stockholders’ deficit	$4,827,824	$3,550,970

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$328,476	$-	$415,005	$-

Cost of revenue	154,074	-	167,819	-

Gross profit	174,402	-	247,186	-

Operating expenses
General and administrative expenses	736,572	720,822	1,450,718	1,361,740
Investor awareness and public relations	11,310	1,286,427	118,760	1,300,918
Impairment loss on oil and gas properties	32,792	-	59,698	-
Total operating expenses	780,674	2,007,249	1,629,176	2,662,658

Loss from continuing operations	(606,272)	(2,007,249)	(1,381,990)	(2,662,658)

Other income (expense)
Accretion of discounts on convertible debentures	(230,117)	-	(480,879)	-
Change in fair value of embedded derivatives	15,168,285	-	17,907,174	-
Charges relating to repricing the 2007 Debentures	(9,404,508)	-	(9,404,508)	-
Charges related to the issuance of the May 2008 Debentures and Warrants	(753,649)	-	(753,649)	-
Excess embedded derivative value	(818,919)	-	(1,711,656)	-
Loss on conversion of derivatives	(88,618)	-	(88,618)	-
Interest expense, net	(327,865)	(23,976)	(552,696)	(23,976)

Total other income (expense)	3,544,608	(23,976)	4,915,168	(23,976)

Net income (loss) before discontinued operations	2,938,337	(2,031,225)	3,533,178	(2,686,634)

Discontinued operations
Income (loss) from operations of discontinued operations	-	-	-	(34,186)
Loss from discontinued operations	-	-	-	(34,186)

Net income (loss)	$2,938,337	$(2,031,225)	$3,553,178	$(2,720,820)

Net income per share from continuing operations – basic	$0.09	$(0.07)	$0.11	$(0.10)
– diluted	$0.00	$(0.07)	$0.01	$(0.10)
Net loss per share from discontinued operations – basic and diluted	$0.00	$0.00	$0.00	$0.00

Total Net income (loss) per share – basic	$0.09	$(0.07)	$0.11	$(0.10)
– diluted	$0.00	$(0.07)	$0.01	$(0.10)
Weighted average shares used in computation of loss per share – basic	32,519,178	28,954,696	31,202,178	28,011,088
– diluted	681,398,048	28,954,656	680,081,048	28,011,088

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Six months ended
	June 30,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities:

Net income (loss)	$3,533,178	$(2,720,820)

Adjustments to reconcile net income (loss) to net cash used in continuing operating activities:
Accretion of discounts on convertible debentures	480,879	-
Change in fair value of embedded derivative	(17,907,174)	-
Charges related to the repricing of the Sept. 2007 & Nov. 2007 Debentures & Warrants	9,404,508	-
Charges related to the issuance of the May 2008 Debentures and Warrants	753,649	-
Excess embedded derivative value	1,711,656	-
Loss on conversion of promissory notes	88,618
Amortization of fair value of warrants issued with promissory notes	248,175	-
Amortization of debt issuance costs	235,668	-
Stock compensation expense – advisory board stock grants	27,987	89,351
Stock compensation expense – stock grants	-	161,686
Stock compensation expense – stock option grants	690,413	690,413
Charges related to the impairment of oil and gas properties	59,698	-
Stock issued for accrued interest	484	-
Depreciation and amortization	1,750	19,681
Increase in assets:
Prepaid drilling and completion costs	(311,070)	(252,289)
Accounts receivable	(218,952)	-
Funds held in escrow	(325,550)	25,206
Prepaid expenses	57,300	(3,354)
Increase (decrease) in liabilities:
Accounts payable	720,885	36,129
Accrued expenses	76,458	13,671
Accrued interest	132,355	-
Net cash used in operating activities of continuing operations	(539,085)	(1,940,325)
Net cash used in discontinued operations	-	(42,599)
Net cash used in operating activities	(539,085)	(1,982,924)

Cash flows from investing activities:
Oil and gas properties	(802,518)	(340,056)
Security deposit	-	(1,545)
Purchase of property and equipment	(3,396)	(8,163)
Net cash used in investing activities of continuing operations	(805,914)	(349,764)
Net cash provided by investing activities of discontinued operations	-	7,600
Net cash used in investing activities	(805,914)	(342,164)

Cash flows from financing activities:
Payments on promissory notes	(125,000)	-
Net proceeds from issuance of promissory notes	600,000	1,000,000
Net proceeds from sale of May 2008 Debentures	770,000	-
Debt issuance costs for May 2008 Debentures	(79,735)	-
Net proceeds from issuances of common stock	-	1,056,887
Net cash provided by financing activities	1,165,265	2,056,887

Net decrease in cash and cash equivalents	(179,734)	(268,202)

Cash and cash equivalents , beginning of period	234,987	450,850

Cash and cash equivalents, end of period	$55,253	$182,648

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$371,528	$-

Noncash financing activities:
The Company issued 41,139,163 shares of common stock in redemption of debt with a face value of approximately $882,977 during the 6 months ended June 30, 2008.

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2008

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

Principles of Consolidation. The Company’s consolidated financial statements for the periods ended June 30, 2008 and 2007, include the accounts of its wholly owned subsidiaries UT Holdings, Inc. and Universal Explorations Corp., both Delaware corporations. All intercompany balances and transactions have been eliminated.

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

The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since January 4, 2002 (date of inception), which losses have caused an accumulated deficit of approximately $11,885,300 as of June 30, 2008. These factors, among others, could raise substantial doubt about the Company's ability to continue as a going concern.

Management has been able, thus far, to finance the losses, as well as the growth of the business, mostly through private placements of our common stock and various debt financings. The Company is continuing to increase revenues by continuing the development of its oil and gas prospects in Texas and Louisiana.

In view of these conditions, the Company's ability to continue as a going concern is dependent upon its ability to obtain additional financing or capital sources, to meet its operating requirements, debt obligations, and ultimately to achieve profitable operations. Management believes that its current and future plans provide an opportunity to continue as a going concern. However, there can be no assurance that management will achieve its plans. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event the Company cannot continue as a going concern.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Valuation of Derivative Instruments. FAS 133, "Accounting for Derivative Instruments and Hedging Activities" requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes. In addition, FAS 155, "Accounting for Certain Hybrid Financial Instruments" requires measurement of fair values of hybrid financial instruments for accounting purposes. We applied the accounting proscribed in FAS 155 to account for the 2007 and 2008 Convertible Debentures described below in Note 7, Note 8 and Note 9. In determining the appropriate fair value, the Company used a Black Scholes model. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Change in Fair Value of Embedded Derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant derivatives are valued using Black Scholes models.

Revenue Recognition. The Company derives revenue primarily from the sale of produced natural gas and crude oil.  The Company reports revenue as the gross amount received before taking into account royalties, production taxes and transportation costs, which are reported as separate expenses.  Revenue is recorded in the month the Company’s production is delivered to the purchaser, but payment is generally received between 30 and 90 days after the date of production.  No revenue is recognized unless it is determined that title to the product has transferred to a purchaser.  At the end of each month, the Company estimates the amount of production delivered to the purchaser and the price the Company will receive.  The Company uses its knowledge of its properties, their historical performance, the anticipated effect of weather conditions during the month of production, New York Mercantile Exchange (“NYMEX”) and local spot market prices, and other factors as the basis for these estimates.

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

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Income (Loss) per Share. The Company utilizes Financial Accounting Standards Board Statement No. 128, “Earnings Per Share.” Statement No. 128 requires the presentation of basic and diluted loss per share on the face of the statement of operations. Basic income (loss) per share has been calculated using the weighted average number of common shares outstanding during the period. For the periods ending June 30, 2008 and June 30, 2007, 147,795,554 shares were excluded from the diluted loss per share computation since their effect is anti-dilutive.

Sequencing Approach. Under the guidance of EITF 00-19 requiring identification and evaluation of contracts that are settled in a potentially unlimited number of shares which could affect the classification of previously issued instruments, we use the sequencing approach based on earliest issuance date for determination of continued qualification of pre-existing contracts for equity treatment.  Substantial modifications are of existing instruments are treated as new issuances for the sequencing approach.

Fair Value Instruments. Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This Statement defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157. This Staff Position delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 had no effect on the Company’s consolidated financial position or results of operations.

The Company partially adopted SFAS 157 on January 1, 2008, delaying application for non-financial assets and non-financial liabilities as permitted. This statement establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

•
Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives.

•
Level 2 — inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges.

•
Level 3 — unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models.

In accordance with SFAS 157, the Company determines the level in the fair value hierarchy within which each fair value measurement in its entirety falls, based on the lowest level input that is significant to the fair value measurement in its entirety.

The following table presents the embedded derivative, the Company’s only financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the three months ended June 30, 2008:

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

	Fair Value
As of June 30, 2008	Level 1	Level 2	Level 3	Total

Embedded derivative liabilities	$-	$3,985,456	$-	$3,985,456

The following table reconciles, for the period ended June 30, 2008, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of Embedded derivative at December 31, 2007	$10,915,752
Fair Value of warrants and conversion feature of the May 2008 debenture at issuance	1,723,649
Conversion of convertible debentures into common stock	(151,279)
Gain on fair value adjustments to embedded derivatives	(17,907,174)
Charge related to the repricing of the 2007 Debentures	9,404,508
Balance at June 30, 2008	$3,985,456

The valuation of the derivatives are calculated using a Black-Scholes pricing model that is based on changes in the volatility of our shares, our stock price, the probability of a reduction in exercise and conversion price, and the time to conversion of the related financial instruments. See Note 7, Note 8 and Note 9 for more information on the valuation methods used.

Recently Issued Accounting Standards

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. SFAS No. 162 will be effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB’s”) amendments to AU Section 411. We do not expect the adoption of SFAS No. 162 to have an impact on our consolidated financial statements.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

NOTE 4 – OIL AND GAS PROPERTIES, UNPROVEN

The total costs incurred by geographic location and excluded from amortization are summarized as follows:

	Acquisition	Exploration	Capitalized Interest	Impairment Loss	Net Carrying Value June 30, 2008
Louisiana	$312,270	$2,377,292	$64,726	$(59,698)	$2,694,590
Texas	185,850	2,804	108,347	-	297,001

Totals	$498,120	$2,380,096	$173,073	$(59,698)	$2,991,591

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

At June 30, 2008, all of the Company’s oil and gas properties are unproven and are located in Louisiana and Texas. In accordance with SFAS 143, asset retirement obligations associated with producing wells will be accrued over the life of the well.

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

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

NOTE 5 – PROMISSORY NOTES, CONTINUED

Promissory Notes - $750,000. On or about June 12, 2007, the Company issued unsecured promissory notes in the aggregate amount of $750,000 to certain investors. Interest accrues on the outstanding principal balance from and after June 12, 2007 at a rate of 11 percent per annum. Interest shall be calculated on the basis of a 360-day year, and shall be charged on the principal outstanding from time to time for the actual number of days elapsed. The Company shall pay the Holder all accrued interest and the outstanding principal on the maturity date. The maturity date of the note is December 12, 2007. The note was not paid on maturity and is therefore in default.

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

The conversion feature which is in effect during the time the loan is outstanding, allows the note holder to convert outstanding principal and interest into common stock. The conversion price is subject to the pricing of certain stock offerings. During June 2008, one of the note holders converted $300,413 of principal balance of their note during June 2008 into 19,500,000 shares of common stock under the same terms as the September 2007 Debenture financing.

On January 9, 2008, we repaid $125,000 principal balance and $7,993 of accrued interest to one investor.

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

Promissory Notes - $600,000. On or about March 13, 2008, the Company issued promissory notes in the amount of $600,000 to certain investors. Interest shall accrue on the outstanding principal balance of this note at the rate of 12% per annum. Interest shall be calculated on the basis of a 365-day year, and shall be charged on the principal outstanding from time to time for the actual number of days elapsed. The Company shall pay the holder all accrued interest on a calendar quarterly basis, commencing at the end of the first calendar quarter following the purchase of this note. The Company will begin making monthly cash principal payments on the first business day of each calendar month beginning on the first business day of the thirteenth full calendar month following purchase of the note. The amount of the monthly payment is based on a two-year amortization of the note. The holder shall have the right to convert the outstanding principal balance (in whole and not in part) into such number of securities by dividing the outstanding balance by $0.50.

Contemporaneous with the issuance of the promissory notes, a total of 1,200,000 warrants were issued at an exercise price of $0.50. The warrants vest immediately and have a 3 year term from the date of the promissory note. The fair value of the warrants issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 1.84%; no dividend yields; volatility factors of the expected market price of our common stock of 102.31%; an estimated forfeiture rate of 0%; and an expected life of the warrant of 2 years. This generates a price of $0.27 per warrant based on a strike price of $0.50 at the date of grant, which was on or about March 13, 2008. As a result, approximately $210,200 of discount on promissory notes and additional paid-in capital was recorded during the three month period ended June 30, 2008 relating to the issuance of promissory notes.

The conversion feature which is in effect during the time the loan is outstanding, allows the note holder to convert outstanding principal and interest into common stock. The conversion price is subject to the pricing of certain stock offerings. During June 2008, two of the note holders exchanged $200,000 of principal balance of their note into the May 2008 Debenture financing.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

NOTE 7 – CONVERTIBLE DEBENTURES – SEPTEMBER 2007

On or about September 13, 2007, we consummated a securities purchase agreement (the “September 2007 SPA”) in which we received aggregate proceeds of $4,000,000 reflecting a 20% original issue discount to the purchasers. Pursuant to the September 2007 SPA, we issued:

•	An aggregate of $5,110,294 of Senior Debentures (the “Senior Debentures”), convertible into shares of our common stock at $0.80 per share;
•	A Warrants to purchase up to an aggregate of 6,387,868 shares of our common stock at an exercise price of $0.88 per share, for a period of 5 years from the closing date of the financing;
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

Until the maturity date of the Senior Debentures, the purchasers have the right to convert the Senior Debentures, in whole or in part, into shares of our common stock at a price $0.80, which was subsequently adjusted downward to $0.50 in March 2008 (upon issuance of certain promissory notes discussed in Note 6 - Promissory Notes) and further adjusted to the lesser of $0.25 or 80% of the lowest three (3) closing bid prices of the common stock over the 20 trading days immediately preceding the date of such payment in June 2008 (upon issuance of the May 2008 Debentures discussed in Note 9). The conversion price may be adjusted downward under circumstances set forth in the Senior Debentures. If so adjusted, the aggregate number of shares issuable, upon conversion in full, will increase.

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

The purchasers also received A Warrants to purchase 6,387,868 additional shares of common stock at a price of $0.88 per share exercisable for five (5) years. The investors also received B Warrants to purchase 6,387,868 additional shares of common stock at a price of $0.80 per share exercisable for one year after the registration statement is declared effective. The investors will also receive a C Warrant with the exercise of the B Warrant that will allow the investors to purchase 6,387,868 additional shares of common stock at a price of $0.88 per share exercisable for a period of five (5) years. The exercise price of the warrants may be adjusted downward under the circumstances set forth in the warrants. All warrants vest immediately upon issuance. If so adjusted, the aggregate number of shares issuable, upon exercise in full, will be increased so that the total aggregate cash exercise price remains constant. Upon the occurrence of an event of default, the holder of the warrant can demand payment for their warrants at fair value.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

NOTE 7 – CONVERTIBLE DEBENTURES – SEPTEMBER 2007, CONTINUED

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

The agreements included a number of other embedded derivative instruments, and the Company has applied the provisions of FAS 155 “Accounting for Certain Hybrid Financial Instruments”, to record the fair values of the convertible debentures, and related derivatives, as of September 13, 2007, the date of issuance.    The fair values of the debentures and related derivative instruments were valued using the Black-Scholes model, resulting in an initial fair value of approximately $8,621,400. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. The excess of the fair value over the transaction price of the Debentures was recorded through the results of operations in September 2007 as a debit of approximately $4,621,400 to Charges Related to Issuance of September 2007 Convertible Debentures and Warrants.

The September 2007 Convertible Debentures and related derivatives outstanding at June 30, 2008 were again valued at fair value using a combination of Binomial and Black Scholes models, resulting in a decrease in the fair value of the liability of approximately $11,059,300, which was recorded through the results of operations as a credit to adjustments to fair value of embedded derivatives.

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

The following table summarizes the September 2007 Convertible Debentures and discounts outstanding at June 30, 2008:

September 2007 Debentures at fair value	$5,110,294
Conversions	(501,864)
Warrant derivative discount	(1,775,101)
Original issue discount	(492,721)
Net convertible debentures	$2,340,608

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

NOTE 8 – CONVERTIBLE DEBENTURES – NOVEMBER 2007

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

Until the maturity date of the Junior Debentures, the purchasers have the right to convert the Junior Debentures, in whole or in part, into shares of our common stock at a price $0.80, which was subsequently adjusted downward to $0.50 in March 2008 (upon issuance of certain promissory notes discussed in Note 6 - Promissory Notes) and further adjusted to the lesser of $0.25 or 80% of the lowest three (3) closing bid prices of the common stock over the 20 trading days immediately preceding the date of such payment in June 2008 (upon issuance of the May 2008 Debentures discussed in Note 9).

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

The purchasers also received D Warrants to purchase 2,178,309 additional shares of common stock at a price of $0.88 per share exercisable for five (5) years. The investors also received E Warrants to purchase 2,178,309 additional shares of common stock at a price of $0.80 per share exercisable for one year after the registration statement is declared effective. The investors will also receive a F Warrant with the exercise of the E Warrant that will allow the investors to purchase 2,178,309 additional shares of common stock at a price of $0.88 per share exercisable for a period of five (5) years. The Purchases also received a G Warrants that will allow the purchase of up 2,178,309 of additional shares of common stock at a price of $1.00 per share. All warrants vest immediately upon issuance. Upon the occurrence of an event of default, the holder of the warrant can demand payment for their warrants at fair value.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

NOTE 8 – CONVERTIBLE DEBENTURES – NOVEMBER 2007, CONTINUED

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

The November 2007 Convertible Debentures and related derivatives outstanding at June 30, 2008 were again valued at fair value using a combination of Binomial and Black Scholes models, resulting in a decrease in the fair value of the liability of approximately $5,914,000 which was recorded through the results of operations as a credit to adjustments to fair value of derivatives.

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

The following table summarizes the November 2007 Convertible Debentures and discounts outstanding at June 30, 2008:

November 2007 Debentures at fair value	$1,742,647
Conversions	(80,700)
Warrant derivative discount	(802,239)
Original issue discount	(233,331)
Net convertible debentures	$626,377

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

NOTE 9 – CONVERTIBLE DEBENTURES – MAY 2008

On or about June 9, 2008 we consummated a Securities Purchase Agreement (the “May 2008 SPA”) in which we received the following proceeds reflecting a 20% original issue discount to the purchasers. Pursuant to the May 2008 SPA, we issued:

•
An aggregate of $1,006,618 of Junior Debentures (the “May 2008 Debentures”) convertible into shares of our common stock at the lesser of $0.25 per share or 80% of the lowest three (3) closing bid prices of the common stock over the 20 trading days immediately preceding the date of such payment;

•
An aggregate of $250,000 of May 2008 Debentures convertible into shares of our common stock at the lesser of $0.25 per share or 80% of the lowest three (3) closing bid prices of the common stock over the 20 trading days immediately preceding the date of such payment (from conversion features which were in effect during the time certain promissory notes were outstanding, allows the note holder to convert outstanding principal and interest into future financings -see Note 6 - Promissory Notes).

•	I Warrants to purchase up to an aggregate of 5,026,471 shares of our common stock at an exercise price of $0.25 per share, for a period of 5 years from the closing date of the May 2008 Financing;

The outstanding principal balances of the May 2008 Debentures are due and payable on April 30, 2010. The May 2008 Debentures bear interest at a rate of 8 percent per annum.

Until the maturity date of the debentures, the purchasers have the right to convert their Debentures, in whole or in part, into shares of our common stock at a price equal to the lesser of $0.25 or 80% of the lowest three (3) closing bid prices of the common stock over the 20 trading days immediately preceding the date of such payment. The conversion price may be adjusted downward under circumstances set forth in the May 2008 Debentures. If so adjusted, the aggregate number of shares issuable, upon conversion in full, will increase.

The May 2008 Debentures include customary default provisions and an event of default includes, among other things, a change of control, the sale of all or substantially all of our assets, the failure to file and have a registration statement declared effective on or before the deadlines set forth in the Registration Rights Agreement, or the lapse of the effectiveness of registration statements for more than 20 consecutive trading days or 30 non-consecutive days during any 12-month period (with certain exceptions) which results in such indebtedness being accelerated. Upon the occurrence of an event of default, each Debenture may become immediately due and payable, either automatically or by declaration of the holder of such Debenture. The aggregate amount payable upon an acceleration by reason of an event of default shall be equal to the greater of 125% of the principal amount of the May 2008 Debentures to be prepaid or the principal amount of the May 2008 Debentures to be prepaid, divided by the conversion price on the date specified in the Debenture, multiplied by the closing price on the date set forth in the Debenture. Since a registration statement was not filed timely, the debentures are in technical default and have therefore been recorded as a current liability.

The purchasers also received I Warrants to purchase 5,026,471 additional shares of common stock at a price of $0.25 per share exercisable for five (5) years. All warrants vest immediately upon issuance. Upon the occurrence of an event of default, the holder of the warrant can demand payment for their warrants at fair value.

The May 2008 Debentures and the warrants contain anti-dilution provisions.

In connection with this transaction, each purchaser has contractually agreed to restrict its ability to convert the May 2008 Debentures, exercise the warrants and additional investment rights and receive shares of our common stock such that the number of shares of our common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the number of shares of our common stock outstanding immediately after giving effect to such conversion or exercise.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

NOTE 9 – CONVERTIBLE DEBENTURES – MAY 2008, CONTINUED

The agreements included a number of other embedded derivative instruments, and the Company has applied the provisions of FAS 155 “Accounting for Certain Hybrid Financial Instruments”, to record the fair values of the convertible debentures, and related derivatives, as of November 29, 2007, the date of issuance.    The fair values of the debentures and related derivative instruments were valued using the Black-Scholes model, resulting in an initial fair value of approximately $1,723,600. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. The excess of the fair value over the transaction price of the Debentures was recorded through the results of operations in 2008 as a debit of approximately $753,600 to Charges Related to Issuance of May 2008 Convertible Debentures and Warrants.

The May 2008 Convertible Debentures and related derivatives outstanding at June 30, 2008 were again valued at fair value using a combination of Binomial and Black Scholes models, resulting in a decrease in the fair value of the liability of approximately $1,085,200, which was recorded through the results of operations as a credit to adjustments to fair value of derivatives.

In connection with this financing, we paid cash fees to a broker-dealer of $53,450 and issued a warrants to purchase 294,000 shares of Common Stock at an exercise price of $0.25 per share. The initial fair value of the warrant was estimated at approximately $71,100 using the Black Scholes pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%, (2) expected volatility of 121.44%, (3) risk-free interest rate of 3.41%, and (4) expected life of 3 years. Cash fees paid, and the initial fair value of the warrants, have been capitalized as debt issuance costs and are being amortized over 24 months using the effective interest rate method.

The following table summarizes the May 2008 Convertible Debentures and discounts outstanding at June 30, 2008:

May 2008 Debentures at fair value	$1,256,618
Warrant derivative discount	(967,705)
Original issue discount	(285,951)
Net convertible debentures	$2,962

NOTE 10 – REPRICING OF SEPTEMBER 2007 AND NOVEMBER 2007 DEBENTURES

To satisfy a condition to the closing of the May 2008 Debenture financing transaction contemplated by the Securities Purchase Agreement, holders of the September 2007 and November 2007 Debentures (the "Existing Debenture Holders") holding 100 percent of the outstanding principal amount of the Existing Debentures and 100 percent of the Holders of warrants issued to the Existing Debenture Holders (the "Existing Warrants") executed and delivered to the Company an Amendment and Waiver Agreement, under which, among other things, the Existing Debenture Holders agreed to consent to the transactions contemplated by the Securities Purchase Agreement and waive certain covenants and provisions under the Existing Debentures which would have blocked the proposed issuance of the May 2008 Debenture Financing.

Additionally, the Consent and Amendment amended the Existing Debentures to provide that the conversion price be adjusted to equal the lesser of (i) $0.25 (subject to resets and adjustments pursuant to the terms of this Debenture and subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company's securities or the securities of any Subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events) (the "Fixed Conversion Price") or (ii) 80% of the average of the three (3) lowest Closing Bid Prices of the Common Stock over the twenty (20) Trading Day period ending on the Trading Day immediately preceding the applicable Conversion Date.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

NOTE 10 – REPRICING OF SEPTEMBER 2007 AND NOVEMBER 2007 DEBENTURES, CONTINUED

The Consent and Amendment also removes certain provisions and defaults from the Existing Debentures. They include (i)changing the references to the "Closing Date" in Section 10 (c) of the September 2007 Debentures with respect to the filing of any registration statements required to be filed by the Company to the date of this Agreement; and (ii) deleting Sections 6(c) and (d) of and Schedule 6(c) to the September 2007 Debentures and by deleting therefore references to "Milestones", "Milestones Adjustment Price", "Milestones Adjustment Notice", "Milestone Date", "Milestone Period", "Milestone Failure", "Milestone Events".

The Existing Warrants were also amended as follows: (i) the Exercise Price (as defined in, and in accordance with the terms of, the September 2007 Warrants) is reduced to $0.25 per share each subject to reset and adjustments pursuant to the terms of this Warrant and subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company's securities or the securities of any Subsidiary of the Company, combinations, recapitalization, reclassification, extraordinary distributions and similar events; and (ii)Sections 5(g) and 5(h) are deleted in their entirety, and any references in the September 2007 Warrants to "Milestone Failure" and any other "milestones" references are deleted.

The following table represents the effects of repricing the warrants to $0.50 in March 2008 and subsequently repricing the warrants to $0.25 in June 2008 simultaneous with the closing of the May 2008 Financing as described in Note 9.

	Original Exercise Price	As adjusted for March 2008 Financing $0.50	As adjusted for June 2008 Financing $0.25
A Warrants	6,387,868	11,242,649	22,485,298
B Warrants	6,387,868	10,220,588	20,441,176
C Warrants	6,387,868	11,242,649	22,485,298
D Warrants	2,178,309	3,833,824	7,667,648
E Warrants	2,178,309	3,485,294	6,970,588
F Warrants	2,178,309	3,833,824	7,667,648
G Warrants	2,178,309	4,356,618	8,713,326

The September 2007 and November 2007 Convertible Debentures and related derivatives outstanding at June 9, 2008 were valued at fair value using a combination of Binomial and Black Scholes models, resulting in a increase in the fair value of the liability of approximately $9,404,500, which was recorded through the results of operations as a debit to Charges Related to the Repricing the 2007 Debentures.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

NOTE 11 – EMBEDDED DERIVATIVE LIABILITIES

As described more fully in Note 7 - Convertible Debentures - September 2007, Note 8 - Convertible Debentures - November 2007 and Note 9 - Convertible Debentures - May 2008, the provisions of our convertible debentures financing completed in September 2007, November 2007 and May 2008, respectively, permit the Company to make its redemptions in shares of the Company’s common stock rather than cash upon satisfaction of certain conditions. Under the terms of the debenture agreements, the price per share is variable dependent upon the actual closing price of the Company’s common stock.

In accordance with the provisions of SFAS 133, Accounting for Derivative Instruments” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” the Company has reviewed all instruments previously recorded as permanent equity under this literature.

The following table summarizes the components of the Adjustment to Fair Value of Derivatives which were recorded as charges to results of operations in the period ended June 30, 2008. The table summarizes by category of derivative liability at June 30, 2008. For these calculations, the conversion price of the debentures and the exercise price of the warrants was adjusted to $0.25 per share along with the aggregate number of shares issuable due to a subsequent financing transaction as described in Note 10.

Value at 06/30/08
Sept. 07 Debentures	$2,244,232
A Warrants	58,355
B Warrants	26,647
C Warrants	115,821
Nov. 07 Debentures	777,517
D Warrants	31,900
E Warrants	14,500
F Warrants	41,749
G Warrants	36,250
May 08 Debentures	578,422
I Warrants	60,063
$3,985,456

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

NOTE 12 – STOCKHOLDERS’ DEFICIT

During 2008, the Company issued a total of 75,000 shares to members of its advisory board. The securities were exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. For the six month period ended June 30, 2008, the Company recorded approximately $28,000 as compensation expense under this agreement. At the date of each issuance, the shares were valued at the closing price.

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

NOTE 14 – SUBSEQUENT EVENTS

On July 3, 2008, the Board of Directors set the record date as July 4, 2008, for an annual meeting to be held in August 2008 to approve an amendment to the articles of incorporation to increase the authorized shares from 250,000,000 to 1,500,000,000. The Board of Directors viewed this action as necessary to comply with certain loan covenants in the 2007 and 2008 debenture financings. If our stockholders do not approve the increase in our authorized shares, the Debenture and Warrant holders may allege a default under the terms and conditions of Debentures and Warrants, which, if substantiated, may have a material adverse effect on our operations.

During July 2008, the Company converted approximately $2,394,100 in debt into 178,921,907 shares of our Common Stock.

During July 2008, the Company completed drilling at Lone Oak #1. The first test well at Lone Oak was not found to contain enough hydrocarbons for commercial production at this time. Lone Oak #1 is the first of a four well package and the Company has already begun preparations to drill the second well using the information gathered on the first test well.

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

As of June 30, 2008, we have acquired interests in oil and gas properties and have participated in the drilling of 6 wells. We currently have working interests ranging from 7.5% to 95%, see “Description of Property.” We continue to be considered an exploration-stage company due to the absence of significant revenue.

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

We have no proven reserves as of June 30, 2008, and we have only recently begun generation of revenues from operations of our oil and gas activities. From inception to June 30, 2008, we have accumulated losses of approximately $11,885,300 and expect to incur further losses in the development of our business, all of which casts doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due.

To the extent that we are successful in finding and producing oil and gas, proceeds from that activity would be added to our working capital reserves and be available to fund future exploration.

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

We estimate the drilling and completion costs to operate our prospects and our business for the next twelve months are as follows:

Caviar	$100,000
Amberjack	100,000
Lake Campo	75,000
Lone Oak	800,000
General and administrative	700,000
Total	$1,775,000

As of June 30, 2008, we have participated in drilling the following wells with the interests and results indicated as follows:

	Interest		Approximate
Well Name	Working	Net Revenue	Depth	Current Status
Amberjack	7.50%	4.05%	10,000’	In production as of December 2007
Lake Campo	12.50	6.75%	10,000’	In production as of January 2008
Caviar #1	10.00	5.40%	10,600’	In production as of July 2008
W. Rosedale	15.00	7.92%	10,300’	Plugged and abandoned in Nov. 2007
Caviar # 4	10.00	5.40%	10,800’	In production as of July 2008
East OMG	17.50	9.45%	16,500’	Plugged and abandoned in Dec. 2007

Results of Operations
CONSOLIDATED FINANCIAL INFORMATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$328,476	$-	$415,005	$-
General and administrative expenses	736,572	720,822	1,450,718	1,361,740
Other income (expense)	3,544,608	(23,976)	4,915,608	(23,976)
Net income (loss)	$2,938,337	$(2,031,225)	$3,553,178	$(2,686,634)

Comparison of Three Months Ended June 30, 2008 and June 30, 2007.

Revenue. Revenue for the three months ended June 30, 2008 increased $328,476 to $328,476 from $0 for the same period in 2007. The increase was attributable to successful drilling and completion efforts at our Amberjack and Lake Campo prospects that began production in December 2007 and January 2008, respectively.

General and Administrative. General and administrative expenses for the three months ended June 30, 2008 increased $15,750 (or 2%) to $736,572 from $720,822 for the same period in 2007. The increase was primarily attributable to increased professional fees relating to fundraising activities.

Other Income (expense). Other income (expense) for the period ended June 30, 2008 increased $3,568,584 to $3,544,608 from $(23,976) for the same period in 2007. The increase was attributable to change in fair value of embedded derivatives in our convertible debentures and warrants.

Net Income (loss). Net income (loss) for the three months ended June 30, 2008 was $2,938,337 compared to $(2,031,225) for 2007. The decrease in our net loss was due to the reasons described herein above.

Comparison of Six Months Ended June 30, 2008 and June 30, 2007.

Revenue. Revenue for the six months ended June 30, 2008 increased $415,005 to $415,005 from $0 for the same period in 2007. The increase was attributable to successful drilling and completion efforts at our Amberjack and Lake Campo prospects that began production in December 2007 and January 2008, respectively.

General and Administrative. General and administrative expenses for the six months ended June 30, 2008 increased $88,978 (or 7%) to $1,450,718 from $1,361,740 for the same period in 2007. The increase was primarily attributable to increased professional fees and amortization charges relating to the issuance of our 2007 and 2008 debentures.

Other Income (expense). Other income (expense) for the period ended June 30, 2008 increased $4,939,144 to $4,915,168 from $(23,976) for the same period in 2007. The increase was attributable to change in fair value of embedded derivatives in our convertible debentures and warrants.

Net Income (loss). Net income (loss) for the six months ended June 30, 2008 was $3,553,178 compared to $(2,686,634) for 2007. The decrease in our net loss was due to the reasons described herein above.

Liquidity and Capital Resources

Net cash used in continuing operating activities of continuing operations totaled approximately $539,000 during the six months ended June 30, 2008, compared to net cash used in continuing operating activities of approximately $1,940,300 for the same period in 2007. Net cash used in discontinued operating activities totaled approximately $0 during the six months ended June 30, 2008, compared to net cash used in discontinued operations of approximately $42,600 for the same period in 2007.

Net cash provided by investing activities from discontinued operations totaled $0 and $7,600 during the six months ended June 30, 2008 and 2007, respectively. Cash used in investing activities from continuing operations totaled approximately $805,900 and $349,800 during the six months ended June 30, 2008 and 2007, respectively. The increase was primarily attributable to investments in oil and gas properties. We have no material commitments for capital expenditures.

Net cash provided by financing activities totaled approximately $1,165,300 and $2,056,900 during the six months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008, financing activities consisted of proceeds from various debt financings.

At June 30, 2008 we had cash balances in the amount of approximately $55,300. Our principal source of funds has been cash generated from financing activities. We have been unable to generate significant liquidity or cash flow from our current operations. We anticipate that cash flows from continuing operations or discontinued operations will be insufficient to fund our business operations for the full year 2008 and that we must continue attempting to raise additional capital to fund our operations and implement our business plan.

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

Full Cost Method. The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool. As of June 30, 2008, the Company had no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made, the Company assesses quarterly whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

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

Net operating loss carryforwards. We have not recognized the benefit in our financial statements with respect to any net operating loss carryforward for federal income tax purposes as of June 30, 2008. This benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons; including the potential that we might not have sufficient profits to use the carryforward or that the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation as a result of capital transactions occurring in 2007 or otherwise, we may be liable for back taxes, interest and, possibly, penalties prospectively. The Company’s financial position, results of operations or cash flows were not impacted by the adoption of FASB Interpretation No. 48, “Accounting for Uncertain Tax Positions.”

Recently Issued Accounting Standards

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This Statement defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157. This Staff Position delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 had no effect on the Company’s consolidated financial position or results of operations.

The Company partially adopted SFAS 157 on January 1, 2008, delaying application for non-financial assets and non-financial liabilities as permitted. This statement establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

•
Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives.

•
Level 2 — inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges.

•
Level 3 — unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models.

In accordance with SFAS 157, the Company determines the level in the fair value hierarchy within which each fair value measurement in its entirety falls, based on the lowest level input that is significant to the fair value measurement in its entirety.

The following table presents the embedded derivative, the Company’s only financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the three months ended June 30, 2008:

	Fair Value
As of June 30, 2008	Level 1	Level 2	Level 3	Total

Embedded derivative liabilities	$-	$3,985,456	$-	$3,985,456

The following table reconciles, for the period ended June 30, 2008, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of Embedded derivative at December 31, 2007	$10,915,752
Fair Value of warrants and conversion feature of the May 2008 debenture at issuance	1,723,649
Conversion of convertible debentures into common stock	(151,279)
Gain on fair value adjustments to embedded derivatives	(17,907,174)
Charge related to the repricing of the 2007 Debentures	9,404,508
Balance at June 30, 2008	$3,985,456

The valuation of the derivatives are calculated using a Black-Scholes pricing model that is based on changes in the volatility of our shares, our stock price, the probability of a reduction in exercise and conversion price, and the time to conversion of the related financial instruments. See Note 7, Note 8 and Note 9 for more information on the valuation methods used.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. SFAS No. 162 will be effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB’s”) amendments to AU Section 411. We do not expect the adoption of SFAS No. 162 to have an impact on our consolidated financial statements.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 - CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of June 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as a result of a material weakness in internal controls as of June 30, 2008 in ensuring that information that is required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

(b) Changes in internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. We have determined that a material weakness in our internal control over the reporting of the valuation of our September and November debentures existed during the third and fourth quarter of 2007. The control deficiency resulted from the lack of effective detective and monitoring controls within internal control over financial reporting over these accounts. In addition, as previously disclosed, the Company only has two employees and therefore, an adequate segregation of duties is difficult. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of June 30, 2008. We have taken and will take the following actions to enhance our internal controls: retain additional specialized staff in the preparation of annual and interim financial statements and implement a system of segregation of duties in the processing of transactions within the recording cycle. Other than with respect to the identification of this weakness in internal control procedures, there was no change in our internal control over financial reporting during the quarter ended June 30, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not a party to any pending legal proceedings nor is any of its property subject to pending legal proceedings.

Item 1A.	Risk Factors

You should carefully consider the following risk factors, the other information included herein and the information included in our other reports and filings. Our business, financial condition, and the trading price of our common stock could be adversely affected by these and other risks.

Risks Specific to Our Company

OUR INDEPENDENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

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

WE WILL NEED ADDITIONAL CAPITAL TO FUND OUR BUSINESS AND COMPLETE THE IMPLEMENTATION OF OUR BUSINESS PLAN.

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

BECAUSE WE ARE SMALL AND DO NOT HAVE MUCH CAPITAL, WE MAY HAVE TO LIMIT OUR EXPLORATION ACTIVITY.

Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, existing reserves may go undiscovered. Without finding reserves, we cannot generate revenues and you could lose your investment.

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

Risks Related to Our Securities

IF WE ARE REQUIRED FOR ANY REASON TO REPAY OUR OUTSTANDING DEBENTURES WE WOULD BE REQUIRED TO DEPLETE OUR WORKING CAPITAL.

We have outstanding, as of June 30, 2008, $7,526,995 aggregate original principal amount of our Debentures. The Debentures bear interest at the rate of 8% per annum.

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

Downward pressure on the market price of our common stock that likely will result from sales of our common stock by the Holders issued in connection with conversions of our debentures could encourage short sales of common stock by the purchasers or others.  A "short sale" is defined as the sale of stock by an investor that the investor does not own.  Typically, investors who sell short believe that the price of the stock will fall, and anticipate selling at a price higher than the price at which they will buy the stock.  Significant amounts of such short selling could place further downward pressure on the market price of our common stock, which could make it more difficult for existing shareholders to sell their shares.

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

BOTH THE SEPTEMBER 2007 FINANCING, THE NOVEMBER 2007 FINANCING, AND THE MAY 2008 FINANCING IMPOSES CERTAIN RESTRICTIONS ON HOW WE CONDUCT OUR BUSINESS. IN ADDITION, ALL OF OUR ASSETS, INCLUDING OUR INTELLECTUAL PROPERTY, ARE PLEDGED TO SECURE THIS INDEBTEDNESS. IF WE FAIL TO MEET OUR OBLIGATIONS UNDER THE SENIOR DEBENTURES, OUR PAYMENT OBLIGATIONS MAY BE ACCELERATED AND THE COLLATERAL SECURING THE DEBT MAY BE SOLD TO SATISFY THESE OBLIGATIONS.

The financing documents relating to each of the September 2007 Financing, November 2007 Financing, and May 2008 Financing contain various provisions that restrict our operating flexibility. Pursuant to the agreement, we may not directly or indirectly, among other things:

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

IT MAY BE MORE DIFFICULT FOR US TO RAISE FUNDS IN SUBSEQUENT STOCK OFFERINGS AS A RESULT OF THE SALES OF OUR COMMON STOCK BY THE HOLDERS IN CONNECTION WITH THE SENIOR DEBENTURES AND JUNIOR DEBENTURES.

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
(c)
During 2008, the Company issued 75,000 shares of restricted common stock to members of the Company’s advisory board. At the date of each issuance, the shares were valued at the closing price. For the period ended June 30, 2008, the Company recorded approximately $28,000 as compensation expense under this agreement. The securities were exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended

On or about March 13, 2008, the Company issued promissory notes in the amount of $600,000 to certain investors. Interest shall accrue on the outstanding principal balance of this note at the rate of 12% per annum. Interest shall be calculated on the basis of a 365-day year, and shall be charged on the principal outstanding from time to time for the actual number of days elapsed. The Company shall pay the holder all accrued interest on a calendar quarterly basis, commencing at the end of the first calendar quarter following the purchase of this note. The Company will begin making monthly cash principal payments on the first business day of each calendar month beginning on the first business day of the thirteenth full calendar month following purchase of the note. The amount of the monthly payment is based on a two-year amortization of the note. The holder shall have the right to convert the outstanding principal balance (in whole and not in part) into such number of securities by dividing the outstanding balance by $0.50. On June 9, 2008, certain investors converted $200,000 principal balance of their promissory notes into the May 2008 Debenture financing.

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

10.17	Form of Senior Secured Convertible Debenture (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.18	Form of Registration Rights Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.19	Form of “A” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.20	Form of “B” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.21	Form of “C” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.22	Form of Security Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.23	Form of Subsidiary Guarantee (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.24	Form of Pledge Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.25	Form of Limited Standstill Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.26	Form of Securities Purchase Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2007).
10.27	Form of Convertible Debenture (previously filed on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2007).
10.28	Form of “D” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2007).
10.29	Form of “E” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2007).
10.30	Form of “F” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2007).
10.31	Form of “G” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2007).
10.32	Form of Securities Purchase Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2007).
10.33	Form of Convertible Debenture (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2007).
10.34	Form of “I” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2007).
10.35	Form of Consent and Amendment Agreement – September 2007 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2007).

EXHIBIT NUMBER	DESCRIPTION
10.36	Form of Consent and Amendment Agreement – November 2007 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2007).
10.37	Form of Amended Registration Rights Agreement – September 2007 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2007).
10.38	Form of Amended Registration Rights Agreement – November 2007 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2007).
14	Code of Ethics (previously filed on Form 10-KSB, filed with the Securities and Exchange Commission on March 29, 2004).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 19, 2008

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

10.17	Form of Senior Secured Convertible Debenture (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.18	Form of Registration Rights Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.19	Form of “A” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.20	Form of “B” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.21	Form of “C” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.22	Form of Security Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.23	Form of Subsidiary Guarantee (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.24	Form of Pledge Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.25	Form of Limited Standstill Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.26	Form of Securities Purchase Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2007).
10.27	Form of Convertible Debenture (previously filed on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2007).
10.28	Form of “D” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2007).
10.29	Form of “E” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2007).
10.30	Form of “F” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2007).
10.31	Form of “G” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2007).
10.32	Form of Securities Purchase Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2007).
10.33	Form of Convertible Debenture (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2007).
10.34	Form of “I” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2007).
10.35	Form of Consent and Amendment Agreement – September 2007 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2007).

EXHIBIT NUMBER	DESCRIPTION
10.36	Form of Consent and Amendment Agreement – November 2007 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2007).
10.37	Form of Amended Registration Rights Agreement – September 2007 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2007).
10.38	Form of Amended Registration Rights Agreement – November 2007 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2007).
14	Code of Ethics (previously filed on Form 10-KSB, filed with the Securities and Exchange Commission on March 29, 2004).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

* Filed herewith.