Form 10-Q/A
period 2007-09-30
UNIVERSAL ENERGY CORP.
filed 2008-11-13
CIK 1207029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q/A
(Amendment No. 1)
__________________________

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
___________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐YES  ☒NO

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of November 16, 2007 was 29,727,181 and there were 496 stockholders of record.

EXPLANATORY NOTE

On or about September 13, 2007, we consummated a securities purchase agreement (the “September 2007 SPA”) in which we received aggregate proceeds of $4,000,000 reflecting a 20% original issue discount to the purchasers. Pursuant to the September 2007 SPA, we issued:

•	An aggregate of $5,110,294 of Senior Debentures, convertible into shares of our common stock at $0.80 per share;
•
A Warrants to purchase up to an aggregate of 6,387,868 shares of our common stock at an exercise price of $0.88 per share, for a period of 5 years from the closing date of the September 2007 financing;

•
B Warrants to purchase up to an aggregate of 6,387,868 units, each unit consisting of a share of our common stock and one C Warrant, at exercise price of $0.80 per unit, for a period of 1 year from the effective date of the initial registration statement; the C Warrants permit the holders thereof to purchase one share of our common stock at a price of $0.88 per share.

During the course of the audit for the fiscal year ending December 31, 2007, the Company’s Chief Financial Officer discussed the accounting for the September debenture financing with Cross, Fernandez & Riley, LLP. As a result, the Company determined that the accounting for the September debenture was incorrect and the effect of such misstatements was material. As a result, the Company decided it will restate its previously filed quarterly report on Form 10-QSB for the quarter ended September 30, 2007. The restatements are required to properly reflect the Company’s financial results for certain non-cash and non-operational related charges or credits to earnings associated with both embedded and freestanding derivative liabilities.

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

For the convenience of the reader, this Form 10-Q/A sets forth the original Form 10-QSB in its entirety. However, this Form 10-Q/A only amends our financial statements and the footnotes to our financial statements, along with the corresponding changes to our Management’s Discussion and Analysis. We also corrected typographical errors and have revised our controls and procedures disclosure as a result of these restatements. No other information in the original Form 10-Q is amended hereby. In addition, pursuant to the rules of the SEC, Item 6 of Part II to the Initial Filing has been amended to contain currently dated certifications from our Principal Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Principal Executive Officer and Principal Financial Officer are attached to this Form 10Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

UNIVERSAL ENERGY CORP.

FORM 10-Q

Universal Energy Corp.
And Subsidiaries

Consolidated Balance Sheet

Assets
September 30,
2007
(unaudited)
Current assets:
Cash	$314,730
Prepaid expenses	12,815

Total current assets	327,545

Oil and gas properties (Note 4)
Prepaid drilling costs	2,297,481
Oil and gas properties, unproven	1,773,834
Deferred loan costs	460,676
Property and equipment, net	8,743
Other assets	1,545

Total assets	$4,869,824

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$152,782
Accrued expenses	47,050
Accrued interest	33,000
Promissory notes	925,005
September 2007 Convertible Debentures, net of discounts
of $4,962,035	148,259
Embedded derivative liabilities	7,402,527

Total current liabilities	8,708,623

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, $0.0001 par value, 250,000,000 shares
authorized, 29,588,119 shares issued and outstanding	2,973
Additional paid-in capital	4,692,447
Accumulated deficit	(8,534,219)

Total stockholders’ equity	(3,838,799)

Total liabilities and stockholders’ equity	$4,869,824

See accompanying notes to unaudited consolidated financial statements.

Universal Energy Corp.
And Subsidiaries

Consolidated Statements of Operations

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Stock compensation expense	470,924	-	1,412,376	-
Investor/public relations expenses	52,862	-	1,353,780	-
Selling, general and administrative expenses	222,667	45,516	643,652	106,120

Loss from continuing operations	(746,453)	(45,516)	(3,409,808)	(106,120)

Other income (expense)
Charges related to issuance of Sept. 2007 Convertible Debentures & Warrants	(4,621,371)	-	(4,621,371)	-
Excess embedded derivative value	(116,047)	-	(116,047)	-
Accretion of discounts on convertible debentures	(32,212)	-	(32,212)	-
Change in fair value of embedded derivative	1,218,844	-	1,218,844	-
Interest expense, net	(142,581)	-	(165,860)	-

Total other expense	(3,693,367)	-	(3,716,646)	-

Net loss before discontinued operations	(4,439,820)	(45,516)	(7,126,454)	(106,120)

Discontinued operations (Note 9)
Income (loss) from operations of discontinued operations	-	7,247	(34,186)	21,219
Gain (loss) from discontinued operations	-	7,247	(34,186)	21,219

Net loss	$(4,439,820)	$(38,269)	$(7,160,640)	$(84,901)

Weighted average common shares outstanding	29,633,969	20,296,515	28,551,593	19,383,995

Net loss per share from continuing operations
– basic and diluted	$(0.15)	$(0.00)	$(0.25)	$(0.01)
Net gain (loss) per share from discontinued operations
– basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to unaudited consolidated financial statements.

Universal Energy Corp.
And Subsidiaries
Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(7,160,640)	$(84,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	32,212	-
Change in fair value of embedded derivatives	(1,218,844)	-
Charges related to the issuance of Sept. 2007 Convertible Debentures & Warrants	4,621,371	-
Excess embedded derivative value	116,047	-
Amortization of fair value of warrants issued with promissory notes	112,493	-
Amortization of debt issuance costs	9,345	-
Stock compensation expense – advisory board stock grants	134,225	-
Stock compensation expense – employee stock grants	242,531	-
Stock compensation expense – employee stock option grants	1,035,620	-
Depreciation and amortization	1,397	-
Increase in operating assets:
Prepaid drilling costs	(2,297,481)	-
Escrow – Seismic funds	25,206	(135,500)
Prepaid expenses	131	-
Increase in operating liabilities:
Accounts payable	122,883	15,541
Accrued expenses	33,207	2,066
Accrued interest	33,000	-
Net cash used in operating activities	(4,157,297)	(202,794)
Net cash provided by discontinued operations	(42,598)	21,508
Net cash used in operations	(4,199,895)	(181,286)
Cash flows from investing activities:
Oil and gas properties, unproven	(1,666,905)	-
Purchase of property and equipment	(10,140)	-
Security deposit	(1,545)	-
Net cash used in investing activities of continuing operations	(1,678,590)	-
Net cash provided by investing activities of discontinued operations	7,600	-
Net cash used in investing activities	(1,670,990)	-
Cash flows from financing activities:
Proceeds from issuance of debentures	3,677,878	-
Proceeds from issuance of promissory notes	1,000,000	-
Net proceeds from issuance of common stock	1,056,887	246,977
Proceeds from advances from stockholder	-	11,880
Repayment of advances from stockholder	-	(29,880)
Net cash provided by financing activities	5,734,765	228,977
Net increase (decrease) in cash	(136,120)	47,691
Cash, beginning of period	450,850	-
Cash, end of period	$314,730	$47,691
Supplemental schedule of non-cash financing activities:
Cash paid during the period for:
Interest	$21,666	$12
Non cash financing activities:
Fair value of warrants issue to private placement agents	$147,901	$-

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

Stock-Split. On February 20, 2007, the Company declared a two and one-half-for-one stock split in the form of a stock dividend, payable March 14, 2007 to stockholders of record as of March 13, 2007. The Company retained the current par value of $0.0001 for all shares of common stock. Stockholders’ equity has been restated to give retroactive recognition to the stock split in prior periods by reclassifying from additional paid-in-capital to common stock the par value of the 16,826,885 shares arising from the split. Except where and as otherwise stated to the contrary in this annual report, all share and prices per share have been adjusted to give retroactive effect to the change in the price per share of the common stock resulting from the two and one-half-for-one forward split of the common stock that took effect on March 14, 2007.

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

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

NOTE 2 – BASIS OF PRESENTATION, CONTINUED

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since January 4, 2002 (date of inception), which losses have caused an accumulated deficit of approximately $8,534,200 as of September 30, 2007. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management has been able, thus far, to finance the losses, as well as the growth of the business, mostly through private placements of our common stock, promissory notes and debt offerings. The Company continues to seek other sources of financing and is attempting to increase revenues by acquiring additional domestic oil and gas prospects while completing the drilling on the prospects the Company currently has an interest in.

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

NOTE 4 – OIL AND GAS PROPERTIES, UNPROVEN

At September 30, 2007, the Company had paid the following drilling costs for the following prospects and is included in the caption on the Company’s balance sheet as Prepaid Drilling Costs.

Prospect	Amount as of September 30,2007
East OMG	$1,839,775
Lake Campo	366,535
Caviar #1	37,314
Amberjack	53,857

Balance, September 30, 2007	$2,297,481

The total costs incurred and excluded from amortization are summarized as follows:

				Net Carrying Value September 30,
	Acquisition	Exploration	Impairment Loss	2007	2006
Canada	$-	$131,174	$-	$131,174	$-
United Sates	750,811	891,849	-	1,642,660	-

Totals	$750,811	$1,023,023	$-	$1,773,834	$-

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES, CONTINUED

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
•
A Warrants to purchase up to an aggregate of 6,387,868 shares of our common stock at an exercise price of $0.88 per share, for a period of 5 years from the closing date of the September 2007 financing;

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

Until the maturity date of the Senior Debentures, the purchasers have the right to convert the Senior Debentures, in whole or in part, into shares of our common stock at a price $0.80. The conversion price may be adjusted downward under circumstances set forth in the Senior Debentures. If so adjusted, the aggregate number of shares issuable, upon conversion in full, will increase.

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

The 2007 Convertible Debentures and related derivatives outstanding at September 30, 2007 were again valued at fair value using a combination of Binomial and Black Scholes models, resulting in a decrease in the fair value of the liability of approximately $1,218,800, which was recorded through the results of operations as a credit to adjustments to fair value of embedded derivatives.

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

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

NOTE 7 – CONVERTIBLE DEBENTURES – SEPTEMBER 2007, CONTINUED

The following table summarizes the September 2007 Secured Convertible Debentures and discounts outstanding at September 30, 2007:

September 2007 Debentures at fair value	$5,110,294
Warrant derivative discount	(3,883,953)
Original issue discount	(1,078,082)
Net convertible debentures	$148,259

NOTE 8 – STOCKHOLDERS’ EQUITY

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

NOTE 9 – STOCK OPTION PLAN

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

NOTE 10 – DISCONTINUED OPERATIONS

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

As of September 30, 2007, we have participated in drilling the following wells with the interests and results indicated as of the date of this prospectus:

	Interest		Approximate
Well Name	Working	Net Revenue	Depth	Formation	Status

Amberjack	7.50%	4.05%	10,000’	Miocene	Awaiting production
Caviar #1	10.00%	5.40%	10,600’	Miocene	Awaiting production
Lake Campo	12.50%	6.75%	10,000’	Tex W	Awaiting production
East OMG	17.50%	9.45%	16,500’	Miogyp	Currently drilling to 16,500’

Our U.S. Prospects

We currently have interests in the following properties:

Agreement	Approximate Acreage	Universal’s Interest	Location
1097885 Alberta Ltd. (Nisku Reef)	480	95.0% *	Canada, Alberta
Caviar	932	10.0%*	Louisiana, USA
Amberjack	840	7.5%*	Louisiana, USA
Lake Campo	190	12.5%*	Louisiana, USA
East OMG	923	17.5%*	Louisiana, USA
Lone Oak	3,526	12.5%*	Texas, USA
W. Rosedale	204	15.0%*	Louisiana, USA

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

CONSOLIDATED FINANCIAL INFORMATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Investor/public relations expense	$52,900	$-	$1,353,800	$-
Stock compensation expense	$470,900	$-	$1,412,400	$-
Selling, general and administrative	$222,700	$45,500	$643,700	$106,100
Other income (expense)	$(3,693,400)	$-	$(3,716,600)	$-
Gain (loss) from discontinued operations	$-	$(7,200)	$(34,200)	$(21,200)

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

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 30, 2007 increased $177,200 (or 389%) to approximately $222,700 from approximately $45,500 for the same period in 2006. The increase was primarily attributable to increased wages, travel and other acquisition costs associated with changing the direction of the Company to pursue oil and gas prospects.

Other expenses. Other expenses for the three months ended September 30, 2007 increased $3,693,400 to $3,693,400 from $0 for the same period in 2006. The majority of the increase was attributable to accounting charges associated with the valuation of the debentures and warrants that were issued during 2007. Additionally, the remainder of the increase was related to the increased debt of the company and the interest charges associated with that debt.

Discontinued Operations. Gain (loss) from discontinued operations for the three months ended September 30, 2007 decreased $7,200 to $0 from $7,200 for the same period in 2006. During the three months ended September 30, 2007, there were no further operations of the discontinued operations.

Net Loss. Net loss for the three months ended September 30, 2007 was approximately $4,439,800 compared to $38,300 for 2006. The increase in our net loss was due to the reasons described herein above.

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

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 30, 2007 increased $537,600 (or 507%) to approximately $643,700 from approximately $106,100 for the same period in 2006. The increase was primarily attributable to increased wages, travel and other acquisition costs associated with changing the direction of the Company to pursue oil and gas prospects.

Other expenses. Other expenses for the three months ended September 30, 2007 increased $3,716,600 to $3,716,600 from $0 for the same period in 2006. The majority of the increase was attributable to accounting charges associated with the valuation of the debentures and warrants that were issued during 2007. Additionally, the remainder of the increase was related to the increased debt of the company and the interest charges associated with that debt.

Discontinued Operations. Loss from discontinued operations for the nine months ended September 30, 2007 increased $13,000 to $34,200 from $21,200 for the same period in 2006. During February 2007, this segment was discontinued and no further operations of the discontinued operations were performed.

Net Loss. Net loss for the nine months ended September 30, 2007 was approximately $7,160,600 compared to $84,900 for 2006. The increase in our net loss was due to the reasons described herein above.

Liquidity and Capital Resources

Net cash used in operating activities totaled approximately $4,157,300 during the nine months ended September 30, 2007, compared to net cash used in operating activities of approximately $202,800 for the same period in 2006. Net cash used in discontinued operating activities totaled approximately $42,600 during the nine months ended September 30, 2007, compared to net cash provided by discontinued operations of approximately $21,500 for the same period in 2006.

Cash used in investing activities from operating activities totaled $1,678,600 and $- during the nine months ended September 30, 2007 and 2006, respectively. Capital expenditures in 2007 were primarily comprised of drilling and completion costs associated with our oil and gas prospects.

Net cash provided by financing activities totaled approximately $5,734,800 and $229,000 during the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007, financing activities consisted of proceeds from the sale of debentures by the company.

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

Net operating loss carryforwards. As of September 30, 2007, we have incurred a net operating loss of approximately $8,534,200 since inception. This net operating loss may be used to reduce future federal income taxes, if any. No provision for federal or state income taxes has been recorded, and we have not recorded any benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carryforward or that the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation as a result of capital transactions occurring in 2002 or otherwise, we may be liable for back taxes, interest and, possibly, penalties prospectively.

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

ITEM 3 - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as a result of a material weakness in internal controls as of September 30, 2007 in ensuring that information that is required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

(b) Changes in internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2007. We have determined that a material weakness in our internal control over the reporting of the valuation of our September and November debentures existed during the third and fourth quarter of 2007. The control deficiency resulted from the lack of effective detective and monitoring controls within internal control over financial reporting over these accounts. In addition, as previously disclosed, the Company only has two employees and therefore, an adequate segregation of duties is difficult. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of September 30, 2007. We have taken and will take the following actions to enhance our internal controls: retain additional specialized staff in the preparation of annual and interim financial statements and implement a system of segregation of duties in the processing of transactions within the recording cycle. Other than with respect to the identification of this weakness in internal control procedures, there was no change in our internal control over financial reporting during the quarter and year ended September 30, 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
A Warrants to purchase up to an aggregate of 6,387,868 shares of our common stock at an exercise price of $0.88 per share, for a period of 5 years from the closing date of the September 2007 financing;

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

Date: November 12, 2008

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