Form 10-Q
period 2008-09-30
UNIVERSAL ENERGY CORP.
filed 2008-11-19
CIK 1207029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
☐ YES       ☒ NO

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of November 10, 2008 was 1,482,170,854 and there were 498 stockholders of record.

UNIVERSAL ENERGY CORP.

FORM 10-Q

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$44,673	$234,987
Accounts receivable	7,717	963
Prepaid expenses	3,229	64,228

Total current assets	55,619	300,178

Prepaid drilling and completion costs	62,045	414,377
Oil and gas properties, unproven	3,403,310	2,248,771
Debt issuance costs, net of accumulated amortization of $250,979 and $70,926	420,857	578,368
Property and equipment, net of accumulated depreciation of $5,145 and $2,409	8,392	7,731
Security deposit	1,545	1,545

Total assets	$3,951,768	$3,550,970

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$240,977	$209,536
Accrued expenses	328,845	72,602
Accrued interest	40,023	70,429
Promissory notes	-	250,000
Promissory notes to stockholders, net of discounts of $0 and $80,162	350,000	1,019,838
September 2007 Convertible Debentures, net of discounts of $632,742 and $4,146,443	2,006,164	963,851
November 2007 Convertible Debentures, net of discounts of $396,547 and $1,643,775	509,690	98,872
May 2008 Convertible Debentures, net of discounts of $1,081,100	175,518	-
Promissory notes to stockholders, net of discounts of $57,199, current portion	42,801	-
Derivative liabilities	3,203,065	10,915,752

Total current liabilities	6,854,282	13,600,880

Long term liabilities:
Promissory notes to stockholders, net of discounts of $171,597, less current portion	128,403	-

Total liabilities	7,025,486	13,600,880

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.0001 par value, 6,500,000,000 shares authorized, 815,589,861 and 29,847,733 shares issued and outstanding	81,560	2,985
Additional paid-in capital	12,650,053	5,365,556
Accumulated deficit	(15,805,331)	(15,418,451)

Total stockholders’ deficit	(3,073,718)	(10,049,910)

Total liabilities and stockholders’ deficit	$3,951,768	$3,550,970
See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$330,226	$-	$745,231	$-

Cost of revenue	128,135	-	295,954	-

Gross profit	202,091	-	449,277	-

Operating expenses
General and administrative expenses	623,184	684,246	1,838,235	2,046,683
Amortization of debt issue costs	136,487	9,345	372,154	9,345
Investor awareness and public relations	10,020	52,862	128,780	1,353,780
Impairment loss on oil and gas properties	91,317	-	151,015	-
Total operating expenses	861,008	746,453	2,490,184	3,409,808

Loss from continuing operations	(658,917)	(746,453)	(2,040,907)	(3,409,808)

Other income (expense)
Accretion of original issue discounts on convertible debentures	(306,586)	(32,212)	(787,465)	(32,212)
Change in fair value of embedded derivatives	(567,555)	1,218,844	17,339,619	1,218,844
Charges relating to repricing the 2007 Debentures	-	-	(9,404,508)	-
Charges related to the issuance of the September 2007 Debentures and Warrants	-	(4,621,371)	-	(4,621,371)
Charges related to the issuance of the May 2008 Debentures and Warrants	-	-	(753,649)	-
Excess embedded derivative value	(1,083,020)	(116,047)	(2,794,676)	(116,047)
Loss on conversion of debentures	(1,136,173)	-	(1,224,792)	-
Interest expense, net	(167,807)	(142,581)	(720,502)	(165,860)

Total other income (expense)	(3,261,141)	(3,693,367)	1,654,027	(3,716,646)

Net loss before discontinued operations	(3,920,058)	(4,439,820)	(386,880)	(7,126,454)

Discontinued operations
Loss from operations of discontinued operations	-	-	-	(34,186)
Loss from discontinued operations	-	-	-	(34,186)

Net loss	$(3,920,058)	$(4,439,820)	$(386,880)	$(7,160,640)

Net loss per share from continuing operations
- basic and diluted	$(0.01)	$(0.15)	$(0.00)	$(0.25)
Net loss per share from discontinued operations
- basic and diluted	$0.00	$0.00	$0.00	$(0.00)

Total net loss per share
- basic and diluted	$(0.01)	$(0.15)	$(0.00)	$(0.25)

Weighted average shares used in computation of net loss per share
- basic and diluted	324,937,715	29,633,969	129,256,580	28,551,593

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities:

Net income (loss)	$(386,880)	$(7,160,640)

Adjustments to reconcile net income (loss) to net cash used in continuing operating activities:
Accretion of original issue discounts on convertible debentures	787,465	32,212
Change in fair value of derivatives	(17,339,619)	(1,218,844)
Charges related to the issuance of the September 2007 Debentures and Warrants	-	4,621,371
Charges related to the repricing of the Sept. 2007 & Nov. 2007 Debentures & Warrants	9,404,508	-
Charges related to the issuance of the May 2008 Debentures and Warrants	753,649	-
Excess embedded derivative value	2,794,676	116,047
Loss on debt conversions	1,224,792	-
Amortization of fair value of warrants issued with promissory notes	271,720	112,493
Amortization of debt issuance costs	372,154	9,345
Stock compensation expense – advisory board stock grants	28,317	134,225
Stock compensation expense – stock grants	-	242,531
Stock compensation expense – stock option grants	1,035,620	1,035,620
Charges related to the impairment of oil and gas properties	151,015	-
Stock issued for interest	112,828	-
Charges related to penalties on debenture agreements	76,537	-
Depreciation and amortization	2,736	1,397
Increase in assets:
Accounts receivable	(6,755)	-
Prepaid drilling and completion costs	352,332	(2,297,481)
Funds held in escrow	-	25,206
Prepaid expenses	60,999	131
Increase (decrease) in liabilities:
Accounts payable	31,441	122,883
Accrued expenses	256,243	33,207
Accrued interest	(30,406)	33,000
Net cash used in operating activities of continuing operations	(46,628)	(4,157,297)
Net cash used in discontinued operations	-	(42,598)
Net cash used in operating activities	(46,628)	(4,199,895)

Cash flows from investing activities:
Oil and gas properties	(1,305,555)	(1,666,905)
Security deposit	-	(1,545)
Purchase of property and equipment	(3,396)	(10,140)
Net cash used in investing activities of continuing operations	(1,308,951)	(1,678,590)
Net cash provided by investing activities of discontinued operations	-	7,600
Net cash used in investing activities	(1,308,951)	(1,670,990)

Cash flows from financing activities:
Payments on promissory notes	(125,000)	-
Net proceeds from issuance of September 2007 Debentures	-	4,000,000
Debt issuance costs for September 2007 Debentures	-	(322,122)
Net proceeds from issuance of promissory notes	600,000	1,000,000
Net proceeds from sale of May 2008 Debentures	970,000	1,056,887
Debt issuance costs for May 2008 Debentures	(79,735)	-
Net proceeds from conversion to May 2008 Financing	(200,000)	-
Net cash provided by financing activities	1,165,265	5,734,765

Net decrease in cash and cash equivalents	(190,314)	(136,120)

Cash and cash equivalents , beginning of period	234,987	450,850

Cash and cash equivalents, end of period	$44,673	$314,730

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$486,700	$-

Noncash financing activities:
The Company issued 766,564,237 shares of common stock in redemption of debt with a face value of approximately $4,259,335 during the nine months ended September 30, 2008.

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2008

NOTE 1 – ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

Reporting Entity. Universal Energy Corp. and Subsidiaries (“Universal” or the “Company”) were incorporated in the State of Delaware on January 4, 2002, January 24, 2002 and February 26, 2007, respectively. The Company is authorized to issue 6,500,000,000 shares of common stock, par value $0.0001. The Company’s office is located in Lake Mary, Florida. Universal Energy Corp. is an independent energy company engaged in the acquisition and development of crude oil and natural gas leases in the United States.

Principles of Consolidation. The Company’s consolidated financial statements for the periods ended September 30, 2008 and 2007, include the accounts of its wholly owned subsidiaries UT Holdings, Inc. and Universal Explorations Corp., both Delaware corporations. All intercompany balances and transactions have been eliminated.

NOTE 2 – BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Universal Energy Corp. (the “Company”) without audit, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. Interim results are not necessarily indicative of the results that may be expected for the year. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operation, for the year ended December 31, 2007, contained in the Company’s December 31, 2007 Annual Report on Form 10-KSB.

The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since January 4, 2002 (date of inception), which losses have caused an accumulated deficit of approximately $15,805,300 as of September 30, 2008. These factors, among others, could raise substantial doubt about the Company's ability to continue as a going concern.

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

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

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

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

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

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Income (Loss) per Share. The Company utilizes Financial Accounting Standards Board Statement No. 128, “Earnings Per Share.” Statement No. 128 requires the presentation of basic and diluted loss per share on the face of the statement of operations. Basic income (loss) per share has been calculated using the weighted average number of common shares outstanding during the period. For the periods ending September 30, 2008 and September 30, 2007, 4,837,939,672 shares were excluded from the diluted loss per share computation since their effect is anti-dilutive.

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

The following table presents the embedded derivative, the Company’s only financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the three months ended September 30, 2008:

 UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

	Fair Value
As of September 30, 2008	Level 1	Level 2	Level 3	Total

Embedded derivative liabilities	$-	$3,203,065	$-	$3,203,065

The following table reconciles, for the period ended September 30, 2008, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of Embedded derivative at December 31, 2007	$10,915,752
Fair Value of warrants and conversion feature of the May 2008 debenture at issuance	1,723,649
Conversion of convertible debentures into common stock	(1,501,225)
Gain on fair value adjustments to embedded derivatives	(17,339,619)
Charge related to the repricing of the 2007 Debentures	9,404,508
Balance at September 30, 2008	$3,203,065

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

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 4 – OIL AND GAS PROPERTIES, UNPROVEN

The total costs incurred by geographic location and excluded from amortization are summarized as follows:

	Acquisition	Exploration	Capitalized Interest	Impairment Loss	Net Carrying Value September 30, 2008
Louisiana	$312,270	$2,621,160	$64,726	$(151,015)	$2,847,141
Texas	185,850	261,972	108,347	-	556,169

Totals	$498,120	$2,883,132	$173,073	$(151,015)	$3,403,310

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

At September 30, 2008, all of the Company’s oil and gas properties are unproven and are located in Louisiana and Texas. In accordance with SFAS 143, asset retirement obligations associated with producing wells will be accrued over the life of the well.

Tropical Storm Faye and Hurricane Gustav. In August 2008, the Company’s four producing wells in Louisiana (Caviar #1, Caviar #4, Amberjack and Lake Campo) were shut-in due as ordered by the State of Louisiana for storm preparations. Production facilities at all four wells were damaged during the hurricane. Caviar #1, Caviar #4 and Amberjack were returned into production in late October 2008. When Lake Campo was returned to production, excessive water production created disposal well capacity problems and was shut-in after a few days. A workover on Lake Campo will be performed in November 2008 to perforate the Tex W-5 sand to attempt to return the well to production.

NOTE 5 – PROMISSORY NOTES

Promissory Note with Stockholder - $250,000. On June 12, 2007, the Company issued an unsecured promissory note in the amount of $250,000 to a stockholder. Interest accrues on the outstanding principal balance from and after June 12, 2007 at a rate of 11 percent per annum. Interest shall be calculated on the basis of a 360-day year, and shall be charged on the principal outstanding from time to time for the actual number of days elapsed. The Company shall pay the Holder all accrued interest and the outstanding principal on the maturity date. The maturity date of the note was December 12, 2007. The conversion feature which was in effect during the time this loan was outstanding, allows the note holder to convert outstanding principal and interest into common stock. The conversion price was subject to the pricing of certain stock offerings. During July 2008, the note holders converted $250,000 of principal balance of their note into 21,551,724 shares of common stock under the same terms as the September 2007 Debenture financing.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 5 – PROMISSORY NOTES, CONTINUED

Promissory Notes - $750,000. On or about June 12, 2007, the Company issued unsecured promissory notes in the aggregate amount of $750,000 to certain investors. Interest accrues on the outstanding principal balance from and after June 12, 2007 at a rate of 11 percent per annum. Interest is calculated on the basis of a 360-day year, and is charged on the principal outstanding from time to time for the actual number of days elapsed. The Company was required to pay the Holder all accrued interest and the outstanding principal on the maturity date of December 12, 2007.

The conversion feature which was in effect during the time the loan is outstanding, allowed the note holder to convert outstanding principal and interest into common stock. The conversion price was subject to the pricing of certain stock offerings. During the nine months ended September 2008, the note holders converted $750,000 of principal balance of their note during into 55,484,046 shares of common stock under the same terms as the September 2007 Debenture financing. Note 6.

On January 9, 2008, we repaid $125,000 principal balance and $7,993 of accrued interest to one investor.

Contemporaneous with the issuance of the promissory notes, a total of 750,000 warrants were issued at an exercise price of $1.25. The warrants vested immediately and have a 5 year term from the date of the promissory note. If at any time after one year from the Initial Exercise Date there is no effective registration statement (“Registration Statement”) registering, or no current prospectus available for, the resale of the Warrant Shares by the Holder, then this Warrant may also be exercised at such time by means of a “cashless exercise” in which the Holder shall be entitled to receive a certificate for the number of Warrant Shares equal to the quotient obtained by dividing [(A-B) (X)] by (A), where (A) = the Volume Weighted Average Price (“VWAP”) on the Trading Day immediately preceding the date of such election; (B) = the Exercise Price of this Warrant, as adjusted; and (X) = the number of Warrant Shares issuable upon exercise of this Warrant in accordance with the terms of this Warrant by means of a cash exercise rather than a cashless exercise.

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

Promissory Note - $200,000. On October 4, 2007, the Company issued an unsecured promissory note in the amount of $200,000 to Billy Raley, the Company’s CEO and Director. Interest accrued on the outstanding principal balance from and after October 4, 2007 at a rate of 11 percent per annum. Interest was calculated on the basis of a 360-day year, and was charged on the principal outstanding from time to time for the actual number of days elapsed. The Company was required to pay the Holder all accrued interest and the outstanding principal on the maturity date of April 4, 2008. The note was not paid on maturity and is therefore in default.

Promissory Note - $150,000. On October 4, 2007, the Company issued an unsecured promissory note in the amount of $150,000 to Dyron M. Watford, the Company’s CFO and Chairman. Interest accrued on the outstanding principal balance from and after October 4, 2007 at a rate of 11 percent per annum. Interest was calculated on the basis of a 360-day year, and was charged on the principal outstanding from time to time for the actual number of days elapsed. The Company was required to pay the Holder all accrued interest and the outstanding principal on the maturity date of April 4, 2008. The note was not paid on maturity and is therefore in default.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Promissory Notes - $600,000. On or about March 13, 2008, the Company issued promissory notes in the amount of $600,000 to certain investors. Interest accrues on the outstanding principal balance of this note at the rate of 12% per annum. Interest is calculated on the basis of a 365-day year, and is charged on the principal outstanding from time to time for the actual number of days elapsed. The Company pays each holder all accrued interest on a calendar quarterly basis, commencing at the end of the first calendar quarter following the purchase of this note. The Company will begin making monthly cash principal payments on the first business day of each calendar month beginning on the first business day of the thirteenth full calendar month following purchase of the note. The amount of the monthly payment is based on a two-year amortization of the note. The holder has the right to convert the outstanding principal balance (in whole and not in part) into such number of securities by dividing the outstanding balance by $0.50.

Contemporaneous with the issuance of the promissory notes, a total of 1,200,000 warrants were issued at an exercise price of $0.50. The warrants vested immediately and have a 3 year term from the date of the promissory note. The fair value of the warrants issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 1.84%; no dividend yields; volatility factors of the expected market price of our common stock of 102.31%; an estimated forfeiture rate of 0%; and an expected life of the warrant of 2 years. This generates a price of $0.27 per warrant based on a strike price of $0.50 at the date of grant, which was on or about March 13, 2008. As a result, approximately $210,200 of discount on promissory notes and additional paid-in capital was recorded during the three month period ended June 30, 2008 relating to the issuance of promissory notes.

The conversion feature in effect during the time the loan is outstanding, allows the note holder to convert outstanding principal and interest into common stock. The conversion price is subject to the pricing of certain stock offerings. During June 2008, two of the note holders exchanged $200,000 of principal balance of their note into the May 2008 Debenture financing.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Until the maturity date of the Senior Debentures, the purchasers have the right to convert the Senior Debentures, in whole or in part, into shares of our common stock at a price $0.80, which was subsequently adjusted downward to $0.50 in March 2008 (upon issuance of certain promissory notes discussed in Note 6 – Promissory Notes) and further adjusted to the lesser of $0.25 or 80% of the lowest three (3) closing bid prices of the common stock over the 20 trading days immediately preceding the date of such payment in June 2008 (upon issuance of the May 2008 Debentures discussed in Note 9). The conversion price may be adjusted downward under circumstances set forth in the Senior Debentures. If so adjusted, the aggregate number of shares issuable, upon conversion in full, will increase.

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

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

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

The September 2007 Convertible Debentures and related derivatives outstanding at September 30, 2008 were again valued at fair value using the Black Scholes model, resulting in a decrease in the fair value of the liability of approximately $10,637,400, which was recorded through the results of operations as a credit to adjustments to fair value of embedded derivatives.

In connection with this financing, we paid cash fees to a broker-dealer of $120,000 and issued a warrant to purchase 280,000 shares of common stock at an exercise price of $0.88 per share. The initial fair value of the warrant was estimated at approximately $147,900 using the Black Scholes pricing model. The assumptions used in the Black Scholes model were as follows: (1) dividend yield of 0%, (2) expected volatility of 64.45%, (3) risk-free interest rate of 5.09%, and (4) expected life of 2 years. Cash fees paid, and the initial fair value of the warrant, have been capitalized as debt issuance costs and are being amortized over 24 months using the effective interest rate method.

The following table summarizes the September 2007 Convertible Debentures and discounts outstanding at September 30, 2008:

September 2007 Debentures at fair value	$5,110,294
Penalties	76,537
Conversions	(2,547,926)
Warrant derivative discount	(495,268)
Original issue discount	(137,473)
Net convertible debentures	$2,006,164

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Until the maturity date of the Junior Debentures, the purchasers have the right to convert the Junior Debentures, in whole or in part, into shares of our common stock at a price $0.80, which was subsequently adjusted downward to $0.50 in March 2008 (upon issuance of certain promissory notes discussed in Note 6 – Promissory Notes) and further adjusted to the lesser of $0.25 or 80% of the lowest three (3) closing bid prices of the common stock over the 20 trading days immediately preceding the date of such payment in June 2008 (upon issuance of the May 2008 Debentures discussed in Note 9).

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

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

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

The November 2007 Convertible Debentures and related derivatives outstanding at September 30, 2008 were again valued at fair value using a the Black Scholes model, resulting in a decrease in the fair value of the liability of approximately $5,603,000 which was recorded through the results of operations as a credit to adjustments to fair value of derivatives.

In connection with this financing, we paid cash fees to a broker-dealer of $94,500 and issued a warrant to purchase 135,000 shares of Common Stock at an exercise price of $0.88 per share. The initial fair value of the warrant was estimated at approximately $73,100 using the Black Scholes pricing model. The assumptions used in the Black Scholes model were as follows: (1) dividend yield of 0%, (2) expected volatility of 145.14%, (3) risk-free interest rate of 5.09%, and (4) expected life of 1 year. Cash fees paid, and the initial fair value of the warrant, have been capitalized as debt issuance costs and are being amortized over 24 months using the effective interest rate method.

The following table summarizes the November 2007 Convertible Debentures and discounts outstanding at September 30, 2008:

November 2007 Debentures at fair value	$1,742,647
Conversions	(836,410)
Warrant derivative discount	(307,199)
Original issue discount	(89,348)
Net convertible debentures	$509,690

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

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

•
An aggregate of $250,000 of May 2008 Debentures convertible into shares of our common stock at the lesser of $0.25 per share or 80% of the lowest three (3) closing bid prices of the common stock over the 20 trading days immediately preceding the date of such payment (from conversion features which were in effect during the time certain promissory notes were outstanding, allows the note holder to convert outstanding principal and interest into future financings -see Note 6 – Promissory Notes).

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

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

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

The May 2008 Convertible Debentures and related derivatives outstanding at September 30, 2008 were again valued at fair value using the Black Scholes model, resulting in a decrease in the fair value of the liability of approximately $1,099,300, which was recorded through the results of operations as a credit to adjustments to fair value of derivatives.

In connection with this financing, we paid cash fees to a broker-dealer of $53,450 and issued a warrants to purchase 294,000 shares of Common Stock at an exercise price of $0.25 per share. The initial fair value of the warrant was estimated at approximately $71,100 using the Black Scholes pricing model. The assumptions used in the Black Scholes model were as follows: (1) dividend yield of 0%, (2) expected volatility of 121.44%, (3) risk-free interest rate of 3.41%, and (4) expected life of 3 years. Cash fees paid, and the initial fair value of the warrants, have been capitalized as debt issuance costs and are being amortized over 24 months using the effective interest rate method.

The following table summarizes the May 2008 Convertible Debentures and discounts outstanding at September 30, 2008:

May 2008 Debentures at fair value	$1,256,618
Warrant derivative discount	(834,515)
Original issue discount	(246,585)
Net convertible debentures	$175,518

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

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

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

The following table represents the effects on the number of warrants resulting from repricing the warrants to $0.50 in March 2008 and subsequently repricing the warrants to $0.25 in June 2008 simultaneous with the closing of the May 2008 Financing as described in Note 9.

	Original Exercise Price	As adjusted for March 2008 Repricing to $0.50	As adjusted for June 2008 Repricing to $0.25
A Warrants	6,387,868	11,242,649	22,485,298
B Warrants	6,387,868	10,220,588	20,441,176
C Warrants	6,387,868	11,242,649	22,485,298
D Warrants	2,178,309	3,833,824	7,667,648
E Warrants	2,178,309	3,485,294	6,970,588
F Warrants	2,178,309	3,833,824	7,667,648
G Warrants	2,178,309	4,356,618	8,713,326

The September 2007 and November 2007 Convertible Debentures and related derivatives outstanding at June 9, 2008 were valued at fair value using a the Black Scholes model, resulting in a increase in the fair value of the liability of approximately $9,404,500, which was recorded through the results of operations as a debit to Charges Related to the Repricing the 2007 Debentures.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 11 – EMBEDDED DERIVATIVE LIABILITIES

As described more fully in Note 7 - Convertible Debentures - September 2007, Note 8 – Convertible Debentures – November 2007 and Note 9 – Convertible Debentures – May 2008, the provisions of our convertible debentures financing completed in September 2007, November 2007 and May 2008, respectively, permit the Company to make its redemptions in shares of the Company’s common stock rather than cash upon satisfaction of certain conditions. Under the terms of the debenture agreements, the price per share is variable dependent upon the actual closing price of the Company’s common stock.

In accordance with the provisions of SFAS 133, Accounting for Derivative Instruments” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” the Company has reviewed all instruments previously recorded as permanent equity under this literature.

The following table summarizes the components of the Adjustment to Fair Value of Derivatives which were recorded as charges to results of operations in the period ended September 30, 2008. The table summarizes by category of derivative liability at September 30, 2008. For these calculations, the conversion price of the debentures and the exercise price of the warrants were adjusted to $0.25 per share along with the aggregate number of shares issuable due to a subsequent financing transaction as described in Note 10.

Value at 09/30/08
Sept. 07 Debentures	$1,726,843
A Warrants	883
B Warrants	399
C Warrants	11,661
Nov. 07 Debentures	831,509
D Warrants	1,256
E Warrants	571
F Warrants	4,154
G Warrants	1,427
May 08 Debentures	618,090
I Warrants	6,272
$3,203,065

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 12 – STOCKHOLDERS’ DEFICIT

During 2008, the Company issued a total of 112,500 shares to members of its advisory board. The securities were exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. For the nine month period ended September 30, 2008, the Company recorded approximately $28,300 as compensation expense under this agreement. At the date of each issuance, the shares were valued at the closing price.

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

NOTE 14 – SUBSEQUENT EVENTS

During October and November 2008, the Company converted approximately $480,000 in debt into 664,364,542 shares of our Common Stock.

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

As of September 30, 2008, we have acquired interests in oil and gas properties and have participated in the drilling of 6 wells. We currently have working interests ranging from 7.5% to 95%, see “Description of Property.” We continue to be considered an exploration-stage company due to the absence of significant revenue.

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

We have no proven reserves as of September 30, 2008, and we have only recently begun generation of revenues from operations of our oil and gas activities. From inception to September 30, 2008, we have accumulated losses of approximately $15,805,300 and expect to incur further losses in the development of our business, all of which casts doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due.

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

Tropical Storm Faye and Hurricane Gustav. In August 2008, the Company’s four producing wells in Louisiana (Caviar #1, Caviar #4, Amberjack and Lake Campo) were shut-in due as ordered by the State of Louisiana for storm preparations. Production facilities at all four wells were damaged during the hurricane. Caviar #1, Caviar #4 and Amberjack were returned into production in late October 2008. When Lake Campo was returned to production, excessive water production created disposal well capacity problems and was shut-in after a few days. A workover on Lake Campo will be performed in November 2008 to perforate the Tex W-5 sand to attempt to return the well to production.

As of September 30, 2008, we have participated in drilling the following wells with the interests and results indicated as follows:

	Interest		Approximate
Well Name	Working	Net Revenue	Depth	Current Status
Amberjack	7.50%	4.05%	10,000’	In production as of December 2007
Lake Campo	12.50	6.75%	10,000’	In production as of January 2008, Currently shut-in, workover to return to production scheduled to return in November 2008
Caviar #1	10.00	5.40%	10,600’	In production as of July 2008
W. Rosedale	15.00	7.92%	10,300’	Plugged and abandoned in Nov. 2007
Caviar # 4	10.00	5.40%	10,800’	In production as of July 2008
East OMG	17.50	9.45%	16,500’	Plugged and abandoned in Dec. 2007

Results of Operations

CONSOLIDATED FINANCIAL INFORMATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$330,226	$-	$745,231	$-
Operating expenses	861,008	746,453	2,490,184	3,409,808
Other income (expense)	(3,261,141)	(3,693,367)	1,654,027	(3,716,646)
Net loss	$(3,920,058)	$(4,439,820)	$(386,880)	$(7,160,640)

Comparison of Three Months Ended September 30, 2008 and September 30, 2007.

Revenue. Revenue for the three months ended September 30, 2008 increased $330,226 to $330,226 from $0 for the same period in 2007. The increase was attributable to successful drilling and completion efforts at our Amberjack and Lake Campo prospects that began production in December 2007 and January 2008, respectively. Production at our Caviar #1 and Caviar #4 wells began in July 2008. In August 2008, the Company’s four producing wells in Louisiana (Caviar #1, Caviar #4, Amberjack and Lake Campo) were shut-in due as ordered by the State of Louisiana for storm preparations. Production facilities at all four wells were damaged during the hurricane. Caviar #1, Caviar #4 and Amberjack were returned into production in late October 2008. When Lake Campo was returned to production, excessive water production created disposal well capacity problems and was shut-in after a few days. A workover on Lake Campo will be performed in November 2008 to perforate the Tex W-5 sand to attempt to return the well to production.

Operating Expenses. Operating expenses for the three months ended September 30, 2008 increased $114,555 (or 15%) to $861,008 from $746,453 for the same period in 2007. The increase was primarily attributable to increased amortization of debt issuance costs and penalties associated with our outstanding debentures.

Other Income (expense). Other income (expense) for the period ended September 30, 2008 decreased $432,226 to $(3,261,141) from $(3,693,367) for the same period in 2007. The increase was attributable to change in fair value of embedded derivatives and associated charges with our convertible debentures and warrants.

Net Income (loss). Net income (loss) for the three months ended September 30, 2008 was $(3,920,058) compared to $(4,439,820) for 2007. The decrease in our net loss was due to the reasons described herein above.

Comparison of Nine Months Ended September 30, 2008 and September 30, 2007.

Revenue. Revenue for the nine months ended September 30, 2008 increased $745,231 to $745,231 from $0 for the same period in 2007. The increase was attributable to successful drilling and completion efforts at our Amberjack and Lake Campo prospects that began production in December 2007 and January 2008, respectively. Production at our Caviar #1 and Caviar #4 wells began in July 2008. In August 2008, the Company’s four producing wells in Louisiana (Caviar #1, Caviar #4, Amberjack and Lake Campo) were shut-in due as ordered by the State of Louisiana for storm preparations. Production facilities at all four wells were damaged during the hurricane. Caviar #1, Caviar #4 and Amberjack were returned into production in late October 2008. When Lake Campo was returned to production, excessive water production created disposal well capacity problems and was shut-in after a few days. A workover on Lake Campo will be performed in November 2008 to perforate the Tex W-5 sand to attempt to return the well to production.

Operating Expenses. Operating expenses for the nine months ended September 30, 2008 decreased $919,624 (or 27%) to $2,490,184 from $3,409,808 for the same period in 2007. The decrease was primarily attributable to a decrease in investor awareness expenses.

Other Income (expense). Other income (expense) for the period ended September 30, 2008 increased $5,370,673 to $1,654,027 from $(3,716,646) for the same period in 2007. The increase was attributable to change in fair value of embedded derivatives in our convertible debentures and warrants.

Net Income (loss). Net income (loss) for the nine months ended September 30, 2008 was $(386,880) compared to $(7,160,640) for 2007. The decrease in our net loss was due to the reasons described herein above.

Liquidity and Capital Resources

Net cash used in continuing operating activities of continuing operations totaled approximately $46,600 during the nine months ended September 30, 2008, compared to net cash used in continuing operating activities of approximately $4,157,300 for the same period in 2007. Net cash used in discontinued operating activities totaled approximately $0 during the nine months ended September 30, 2008, compared to net cash used in discontinued operations of approximately $42,600 for the same period in 2007.

Net cash provided by investing activities from discontinued operations totaled $0 and $7,600 during the nine months ended September 30, 2008 and 2007, respectively. Cash used in investing activities from continuing operations totaled approximately $1,309,000 and $1,678,600 during the nine months ended September 30, 2008 and 2007, respectively. The increase was primarily attributable to investments in oil and gas properties. We have no material commitments for capital expenditures.

Net cash provided by financing activities totaled approximately $1,165,300 and $5,734,800 during the nine months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008, financing activities consisted of proceeds from various debt financings.

At September 30, 2008 we had cash balances in the amount of approximately $44,700. Our principal source of funds has been cash generated from financing activities. We have been unable to generate significant liquidity or cash flow from our current operations. We anticipate that cash flows from continuing operations or discontinued operations will be insufficient to fund our business operations for the full year 2008 and that we must continue attempting to raise additional capital to fund our operations and implement our business plan.

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

Full Cost Method. The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool. As of September 30, 2008, the Company had no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made, the Company assesses quarterly whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

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

Net operating loss carryforwards. We have not recognized the benefit in our financial statements with respect to any net operating loss carryforward for federal income tax purposes as of September 30, 2008. This benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons; including the potential that we might not have sufficient profits to use the carryforward or that the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation as a result of capital transactions occurring in 2007 or otherwise, we may be liable for back taxes, interest and, possibly, penalties prospectively. The Company’s financial position, results of operations or cash flows were not impacted by the adoption of FASB Interpretation No. 48, “Accounting for Uncertain Tax Positions.”

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

The following table presents the embedded derivative, the Company’s only financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the three months ended September 30, 2008:

	Fair Value
As of September 30, 2008	Level 1	Level 2	Level 3	Total

Embedded derivative liabilities	$-	$3,203,065	$-	$3,203,065

The following table reconciles, for the period ended September 30, 2008, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of Embedded derivative at December 31, 2007	$10,915,752
Fair Value of warrants and conversion feature of the May 2008 debenture at issuance	1,723,649
Conversion of convertible debentures into common stock	(1,501,225)
Gain on fair value adjustments to embedded derivatives	(17,339,619)
Charge related to the repricing of the 2007 Debentures	9,404,508
Balance at September 30, 2008	$3,203,065

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 - CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of September 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as a result of a material weakness in internal controls as of September 30, 2008 in ensuring that information that is required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

(b) Changes in internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. We have determined that a material weakness in our internal control over the reporting of the valuation of our September and November debentures existed during the third and fourth quarter of 2007. The control deficiency resulted from the lack of effective detective and monitoring controls within internal control over financial reporting over these accounts. In addition, as previously disclosed, the Company only has two employees and therefore, an adequate segregation of duties is difficult. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of September 30, 2008. We have taken and will take the following actions to enhance our internal controls: retain additional specialized staff in the preparation of annual and interim financial statements and implement a system of segregation of duties in the processing of transactions within the recording cycle. Other than with respect to the identification of this weakness in internal control procedures, there was no change in our internal control over financial reporting during the quarter ended September 30, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Securities

IF WE ARE REQUIRED FOR ANY REASON TO REPAY OUR OUTSTANDING DEBENTURES WE WOULD BE REQUIRED TO DEPLETE OUR WORKING CAPITAL.

We have outstanding, as of September 30, 2008, $4,801,760 aggregate original principal amount of our Debentures. The Debentures bear interest at the rate of 8% per annum.

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
(c)
During 2008, the Company issued 112,500 shares of restricted common stock to members of the Company’s advisory board. At the date of each issuance, the shares were valued at the closing price. For the period ended September 30, 2008, the Company recorded approximately $28,300 as compensation expense under this agreement. The securities were exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended

On or about March 13, 2008, the Company issued promissory notes in the amount of $600,000 to certain investors. Interest shall accrue on the outstanding principal balance of this note at the rate of 12% per annum. Interest shall be calculated on the basis of a 365-day year, and shall be charged on the principal outstanding from time to time for the actual number of days elapsed. The Company shall pay the holder all accrued interest on a calendar quarterly basis, commencing at the end of the first calendar quarter following the purchase of this note. The Company will begin making monthly cash principal payments on the first business day of each calendar month beginning on the first business day of the thirteenth full calendar month following purchase of the note. The amount of the monthly payment is based on a two-year amortization of the note. The holder shall have the right to convert the outstanding principal balance (in whole and not in part) into such number of securities by dividing the outstanding balance by $0.50. On June 9, 2008, certain investors converted $200,000 principal balance of their promissory notes into the May 2008 Debenture financing.

The proceeds from the above stock issuances were used for general and administrative expenses as well as the acquisition of oil and gas properties.

Item 3.    Defaults Upon Senior Securities.

Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

On September 2, 2008, the Company held its annual meeting of shareholders at which time the stockholders: (i) elected Dyron M. Watford and Billy Raley as directors to hold office until the election of their successors; (ii) approved an amendment to the amended Articles of Incorporation to increase the authorized common shares (iii) approved and adopted the Universal Energy Corp. 2006 Non-Statutory Stock Option Plan (iv) ratified the Company’s selection and appointment of Cross, Fernandez & Riley, LLP as the Company's independent registered public accounting firm for 2008. The following table indicates the voting tabulations of the stockholders present in person or by proxy at the 2008 annual meeting of stockholders:

	For	Against	Withheld
Election of Dyron M. Watford	138,967,529	2,191,497	1,181,239
Election of Billy R. Raley	139,166,009	2,281,157	893,099
Approve an amendment to the amended Articles of Incorporation to increase the authorized common shares	137,149,324	3,878,670	1,312,271
Approve and adopt the Universal Energy Corp. 2006 Non-Statutory Stock Option Plan	136,950,034	4,662,550	727,681
Ratify the Company’s selection and appointment of Cross, Fernandez & Riley, LLP as the Company's independent registered public accounting firm for 2008	140,615,056	683,017	1,042,192

Item 5.   Other Information.

Not Applicable.

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION
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

Date:         November 14, 2008

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