Form 10-K/A
period 2007-12-31
UNIVERSAL ENERGY CORP.
filed 2009-03-31
CIK 1207029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-KSB/A
Amendment No. 1
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
☐ YES     ☒ NO

EXPLANATORY NOTE

Universal Energy Corp. is filing this Amendment to its Annual Report on Form 10-KSB for the year ended December 31, 2007 (the “Annual Report”) to correct certain disclosure errors identified during a regulatory review of the Company’s financial statements and reflects certain corresponding changes described below.  There was no effect on revenue, cash provided by financing activities, cash used in operating or investing activities as a result of these errors.

For the convenience of the reader, this Form 10-KSB/A sets forth the original Form 10-KSB in its entirety. However, this Form 10-KSB/A only amends disclosures contained in Item 8a. Controls and Procedures, certain corrections to the certifications pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), certain typographical errors within the body of the Annual Report and in the notes to our financial statements.

This Amendment does not reflect events that have occurred after the filing date of the Annual Report on Form 10-K that the Company originally filed with the Securities and Exchange Commission on April 15, 2008, or modify or update the disclosures presented in the original Form 10-KSB, except to reflect the corrections described above.  Accordingly, this Form 10-KSB/A should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing of the original Form 10-KSB.

i

UNIVERSAL ENERGY CORP.

FORM 10-KSB/A
Amendment No. 1

ii

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

The fair values as of November 29, 2007, the date of issuance, of the debentures and related derivative instruments were valued using the Black-Scholes model, resulting in an initial fair value of approximately $3,234,400. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. The excess of the fair value over the transaction price of the Debentures was recorded through the results of operations as a debit of approximately $1,884,400 to Charges Related to Issuance of November 2007 Convertible Debentures and Warrants.

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

The fair values as of September 13, 2007, the date of issuance, of the debentures and related derivative instruments were valued using the Black-Scholes model, resulting in an initial fair value of approximately $8,621,400. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. The excess of the fair value over the transaction price of the Debentures was recorded through the results of operations as a debit of approximately $4,621,400 to Charges Related to Issuance of September 2007 Convertible Debentures and Warrants.

The 2007 Convertible Debentures and related derivatives outstanding at December 31, 2007 were again valued at fair value using a combination of Binomial and Black Scholes models, resulting in a decrease in the fair value of the liability of approximately $1,349,400, which was recorded through the results of operations as a debit to adjustments to fair value of derivatives.

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

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file pursuant to the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO") as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management designed the disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and PAO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. As a result of the material weakness in internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of December 31, 2007.

We believe our financial statements fairly present, in all material respects, the financial position results of operations and cash flows for the interim and annual periods presented in our annual report on Form 10-KSB and quarterly reports on Form 10-QSB. The unqualified opinion of our independent registered public accounting firm on our financial statements for the period ended December 31, 2007 is included in this Form 10-KSB.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting refers to the process designed by, or under the supervision of, our CEO and PAO, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Based on our assessment, and because of the material weakness described below, management has concluded that internal control over financial reporting as of December 31, 2007 was not effective based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Reporting of the Valuation of Derivative Instruments
As of December 31, 2007, we have determined that a material weakness in our internal control over the reporting of the valuation of our September and November debentures existed during the third and fourth quarter of 2007. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The control deficiency resulted from the lack of effective detective and monitoring controls within internal control over financial reporting over these accounts.  In addition, as previously disclosed, the Company only has two employees and therefore, an adequate segregation of duties is difficult.  Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of December 31, 2007.

Management's Remediation Effort Remediation of Valuation of Derivative Instruments
We have taken and will take the following actions to enhance our internal controls: retain additional specialized staff in the preparation of annual and interim financial statements and implement a system of segregation of duties in the processing of transactions within the recording cycle.

Changes in Internal Control over Financial Reporting
Except as noted above, there have been no significant changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fiscal year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: March 30, 2009

	By:	/S/ Billy R. Raley
	Name:	Billy R. Raley
	Title:	CEO and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

UNIVERSAL ENERGY CORP.

Dated: March 30, 2009

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

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Consolidated Statements of Operations

For the years ended December 31, 2007 and 2006

	2007	2006

Revenue	$1,100	$-

Cost of revenue	137	-

Gross profit	963	-

Operating expenses
Impairment loss on oil and gas properties	2,702,147	-
Investor awareness and public relations	1,672,531	-
General and administrative expenses	2,808,930	762,095
	7,183,608	762,095

Loss from continuing operations	(7,182,645)	(762,095)

Other income (expense)
Charges related to issuance of Sept. 2007 Convertible Debentures & Warrants	(4,621,371)	-
Charges related to issuance of Nov. 2007 Convertible Debentures & Warrants	(1,884,400)	-
Excess embedded derivative value	(831,033)	-
Accretion of discounts on convertible debentures	(231,690)	-
Change in fair value of derivatives	940,019	-
Interest expense, net	(200,134)	-

Total other expense	(6,828,609)	(762,095)

Net loss before discontinued operations	(14,011,254)	(762,095)

Discontinued operations
Income (loss) from operations of discontinued operations	(33,618)	12,742
Loss on disposal of discontinued operations	-	(23,460)
Loss from discontinued operations	(33,618)	(10,718)

Net loss	$(14,044,872)	$(772,813)

Weighted average common shares outstanding	28,860,301	20,789,605

Net loss per share from continuing operations
– basic and diluted	$(0.49)	$(0.04)
Net loss per share from discontinued operations
– basic and diluted	$(0.00)	$(0.00)
Total Net loss per share
– basic and diluted	$(0.49)	$(0.04)

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

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:

Net loss	$(14,044,872)	$(772,813)

Adjustments to reconcile net loss to net cash used in continuing operating activities:
Accretion of discounts on convertible debentures	231,690	-
Change in fair value of derivatives	(940,019)	-
Charges related to issuance of Sept. 2007 Convertible Debentures & Warrants	4,621,371	-
Charges related to issuance of Nov. 2007 Convertible Debentures & Warrants	1,884,400	-
Excess embedded derivative value	831,033	-
Amortization of fair value of warrants issued with promissory notes	264,164	-
Amortization of debt issuance costs	70,926	-
Stock compensation expense – advisory board stock grants	166,162	-
Stock compensation expense – stock grants	308,597	75,454
Stock compensation expense – stock option grants	1,380,826	402,741
Charges related to the impairment of oil and gas properties	2,702,147	-
Depreciation and amortization	2,409	-
Increase in assets:
Prepaid drilling and completion costs	(414,377)	-
Accounts receivable	(963)	-
Funds held in escrow	25,206	(25,206)
Prepaid expenses	(64,228)	-
Other current assets	12,946	(12,946)
Increase (decrease) in liabilities:
Accounts payable	179,637	(18,998)
Accrued expenses	129,188	13,843
Net cash used in operating activities of continuing operations	(2,653,757)	(337,925)
Net cash provided by (used in) discontinued operations	(42,599)	61,580
Net cash used in operating activities	(2,696,356)	(276,345)

Cash flows from investing activities:
Oil and gas properties	(4,843,989)	(106,929)
Security deposit	(1,545)	-
Purchase of property and equipment	(10,140)	-
Net cash used in investing activities of continuing operations	(4,855,674)	(106,929)
Net cash provided by investing activities of discontinued operations	7,600	-
Net cash used in investing activities	(4,848,074)	(106,929)

Cash flows from financing activities:
Proceeds from issuance of promissory notes	1,350,000	-
Net proceeds from issuance of convertible debentures	4,921,680	-
Net proceeds from issuances of common stock	1,056,887	857,124
Repayments of advances from stockholder		(34,880)
Proceeds from advances from stockholder		11,880
Net cash provided by financing activities	7,328,567	834,124

Net increase (decrease) in cash and cash equivalents	(215,863)	450,850

Cash and cash equivalents , beginning of period	$450,850	$-

Cash and cash equivalents, end of period	$234,987	$450,850

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, Non cash financing activities	$138,747	$-

Fair value of warrants issued to private placement agents	$220,974	$-

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

Valuation of Derivative Instruments. FAS 133, "Accounting for Derivative Instruments and Hedging Activities" requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes. In determining the appropriate fair value, the Company used a Black Scholes model. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Change in Fair Value of Derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant derivatives are valued using Black Scholes models.

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

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 8 – CONVERTIBLE DEBENTURES – SEPTEMBER 2007, CONTINUED

The fair values of the debentures and related derivative instruments were valued as of September 13, 2007, the date of issuance using the Black-Scholes model, resulting in an initial fair value of approximately $8,621,400. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. The excess of the fair value over the transaction price of the Debentures was recorded through the results of operations as a debit of approximately $4,621,400 to Charges Related to Issuance of September 2007 Convertible Debentures and Warrants.

The 2007 Convertible Debentures and related derivatives outstanding at December 31, 2007 were again valued at fair value using a combination of Binomial and Black Scholes models, resulting in a decrease in the fair value of the liability of approximately $1,349,400, which was recorded through the results of operations as a debit to adjustments to fair value of derivatives.

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

The fair values of the debentures and related derivative instruments were valued as of November 29, 2007, the date of issuance using the Black-Scholes model, resulting in an initial fair value of approximately $3,234,400. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. The excess of the fair value over the transaction price of the Debentures was recorded through the results of operations as a debit of approximately $1,884,400 to Charges Related to Issuance of November 2007 Convertible Debentures and Warrants.

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

NOTE 10 – DERIVATIVE LIABILITIES

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

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 10 – DERIVATIVE LIABILITIES, CONTINUED

	Debentures Valued at Closing			Gain (loss) on
	September 13, 2007	November 26, 2007	Value at 12/31/07	Derivative
Sept. 07 Debentures	$2,002,920	$-	$1,713,957	$288,963
A Warrants	3,041,639	-	2,614,410	427,229
B Warrants	1,646,969	-	1,188,368	458,601
C Warrants	1,929,845	-	1,755,245	174,600
Nov. 07 Debentures	-	599,817	575,940	23,877
D Warrants	-	848,702	946,275	(97,573)
E Warrants	-	457,316	430,125	27,191
F Warrants	-	567,446	616,120	(48,674)
G Warrants	-	761,112	1,075,312	(314,192)
	$8,621,373	$3,234,402	$10,915,752	$940,019

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