Form 10-Q/A
period 2008-03-31
UNIVERSAL ENERGY CORP.
filed 2009-03-31
CIK 1207029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

Universal Energy Corp. is filing this Amendment to its Quarterly Report on Form 10-Q for the period ended March 31, 2008 (the “Quarterly Report”) to correct certain disclosure errors identified during a regulatory review of the Company’s financial statements and reflects certain corresponding changes described below.  There was no effect on revenue, cash provided by financing activities, cash used in operating or investing activities as a result of these errors.

For the convenience of the reader, this Form 10-Q/A sets forth the original Form 10-Q in its entirety. However, this Form 10-Q/A only amends disclosures to correct the certifications pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), certain typographical errors within the body of the Quarterly Report and in the notes to our financial statements.

This Amendment does not reflect events that have occurred after the filing date of the Quarterly Report on Form 10-Q that the Company originally filed with the Securities and Exchange Commission on May 20, 2008, or modify or update the disclosures presented in the original Form 10-Q, except to reflect the corrections described above.  Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q.

UNIVERSAL ENERGY CORP.

FORM 10-Q/A
Amendment No. 1

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

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Consolidated Statements of Operations

	Three months ended March 31,
	2008	2007
	(unaudited)	(unaudited)

Revenue	$86,529	$-

Cost of revenue	13,745	-

Gross profit	72,784	-

Operating expenses
General and administrative expenses	714,147	655,410
Investor awareness and public relations	107,450	-
Impairment loss on oil and gas properties	26,907	-
Total operating expenses	848,504	655,410

Loss from continuing operations	(775,720)	(655,410)

Other income (expense)
Accretion of discounts on convertible debentures	(250,762)	-
Change in fair value of derivatives	2,738,889	-
Excess embedded derivative value	(892,737)	-
Interest expense, net	(224,831)	-

Total other income (expense)	1,370,559	-

Net income (loss) before discontinued operations	594,839	(655,410)

Discontinued operations
Income (loss) from operations of discontinued operations	-	(34,186)
Loss from discontinued operations	-	(34,186)

Net income (loss)	$594,839	$(689,596)

Net income per share from continuing operations
– basic	$0.02	$(0.02)
Net loss per share from discontinued operations
– basic	$0.00	$(0.00)
Total Net income (loss) per share
– basic	$0.02	$(0.02)

Weighted average shares used in computation of loss per share
– Basic	29,860,317	27,051,936

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Three months ended
	March 31,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities:

Net income (loss)	$594,839	$(689,596)

Adjustments to reconcile net loss to net cash used in continuing operating activities:
Accretion of discounts on convertible debentures	250,762	-
Change in fair value of derivatives	(2,738,889)	-
Excess embedded derivative value	892,737	-
Amortization of fair value of warrants issued with promissory notes	136,208	-
Amortization of debt issuance costs	81,446	-
Stock compensation expense - advisory board stock grants	19,250	36,350
Stock compensation expense - stock grants	-	80,843
Stock compensation expense - stock option grants	345,207	345,207
Charges related to the impairment of oil and gas properties	26,907	-
Depreciation and amortization	853	466
Increase in assets:
Prepaid drilling and completion costs	164,290	-
Accounts receivable	(71,821)	-
Funds held in escrow	-	25,206
Prepaid expenses	25,693	461
Increase (decrease) in liabilities:		-
Accounts payable	432,721	3,651
Accrued expenses	14,982	(2,658)
Accrued interest	98,181	-
Net cash provided by (used in) operating activities of continuing operations	273,366	(200,070)
Net cash provided by (used in) discontinued operations	-	(41,328)
Net cash provided by (used in) operating activities	273,366	(241,398)

Cash flows from investing activities:
Oil and gas properties	(903,024)	(154,245)
Security deposit	-	(1,545)
Purchase of property and equipment	(1,803)	(7,296)
Net cash used in investing activities of continuing operations	(904,827)	(163,086)
Net cash provided by investing activities of discontinued operations	-	7,600
Net cash used in investing activities	(904,827)	(155,486)

Cash flows from financing activities:
Payments on promissory notes	(125,000)	-
Net proceeds from issuance of promissory notes	600,000	-
Net proceeds from issuances of common stock		358,716
Net cash provided by financing activities	475,000	358,716

Net increase (decrease) in cash and cash equivalents	(156,461)	(38,168)

Cash and cash equivalents , beginning of period	$234,984	$450,850

Cash and cash equivalents, end of period	$78,523	$412,682

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$136,683	$-

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

NOTE 10 – DERIVATIVE LIABILITIES

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

	Value at 12/31/07	Value at 03/31/08	Gain (loss) on Derivative
Sept. 07 Debentures	$1,713,957	$1,381,111	$332,846
A Warrants	2,614,410	1,852,335	762,075
B Warrants	1,188,368	841,970	346,398
C Warrants	1,755,245	1,372,456	382,789
Nov. 07 Debentures	575,940	460,470	115,470
D Warrants	946,275	688,423	257,852
E Warrants	430,125	312,920	117,205
F Warrants	616,120	484,878	131,242
G Warrants	1,075,312	782,300	293,012
	$10,915,752	$8,176,863	$2,738,889

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

Date: May 30, 2009

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