Form 10-Q/A
period 2008-06-30
UNIVERSAL ENERGY CORP.
filed 2009-03-31
CIK 1207029

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

EXPLANATORY NOTE

Universal Energy Corp. is filing this Amendment to its Quarterly Report on Form 10-Q for the period ended June 30, 2008 (the “Quarterly Report”) to correct certain disclosure errors identified during a regulatory review of the Company’s financial statements and reflects certain corresponding changes described below.  There was no effect on revenue, cash provided by financing activities, cash used in operating or investing activities as a result of these errors.

For the convenience of the reader, this Form 10-Q/A sets forth the original Form 10-Q in its entirety. However, this Form 10-Q/A only amends disclosures to correct the certifications pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), certain typographical errors within the body of the Quarterly Report and in the notes to our financial statements.

This Amendment does not reflect events that have occurred after the filing date of the Quarterly Report on Form 10-Q that the Company originally filed with the Securities and Exchange Commission on August 19, 2008, or modify or update the disclosures presented in the original Form 10-Q, except to reflect the corrections described above.  Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q.

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

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$328,476	$-	$415,005	$-

Cost of revenue	154,074	-	167,819	-

Gross profit	174,402	-	247,186	-

Operating expenses
General and administrative expenses	736,572	720,822	1,450,718	1,361,740
Investor awareness and public relations	11,310	1,286,427	118,760	1,300,918
Impairment loss on oil and gas properties	32,792	-	59,698	-
Total operating expenses	780,674	2,007,249	1,629,176	2,662,658

Loss from continuing operations	(606,272)	(2,007,249)	(1,381,990)	(2,662,658)

Other income (expense)
Accretion of discounts on convertible debentures	(230,117)	-	(480,879)	-
Change in fair value of derivatives	15,168,285	-	17,907,174	-
Charges relating to repricing the 2007 Debentures	(9,404,508)	-	(9,404,508)	-
Charges related to the issuance of the May 2008 Debentures and Warrants	(753,649)	-	(753,649)	-
Excess embedded derivative value	(818,919)	-	(1,711,656)	-
Loss on conversion of derivatives	(88,618)	-	(88,618)	-
Interest expense, net	(327,865)	(23,976)	(552,696)	(23,976)

Total other income (expense)	3,544,608	(23,976)	4,915,168	(23,976)

Net income (loss) before discontinued operations	2,938,337	(2,031,225)	3,533,178	(2,686,634)

Discontinued operations
Income (loss) from operations of discontinued operations	-	-	-	(34,186)
Loss from discontinued operations	-	-	-	(34,186)

Net income (loss)	$2,938,337	$(2,031,225)	$3,553,178	$(2,720,820)

Net income per share from continuing operations – basic	$0.09	$(0.07)	$0.11	$(0.10)
– diluted	$0.00	$(0.07)	$0.01	$(0.10)
Net loss per share from discontinued operations – basic and diluted	$0.00	$0.00	$0.00	$0.00

Total Net income (loss) per share – basic	$0.09	$(0.07)	$0.11	$(0.10)
– diluted	$0.00	$(0.07)	$0.01	$(0.10)
Weighted average shares used in computation of loss per share – basic	32,519,178	28,954,696	31,202,178	28,011,088
– diluted	681,398,048	28,954,656	680,081,048	28,011,088

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Six months ended
	June 30,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities:

Net income (loss)	$3,533,178	$(2,720,820)

Adjustments to reconcile net income (loss) to net cash used in continuing operating activities:
Accretion of discounts on convertible debentures	480,879	-
Change in fair value of derivative	(17,907,174)	-
Charges related to the repricing of the Sept. 2007 & Nov. 2007 Debentures & Warrants	9,404,508	-
Charges related to the issuance of the May 2008 Debentures and Warrants	753,649	-
Excess embedded derivative value	1,711,656	-
Loss on conversion of promissory notes	88,618
Amortization of fair value of warrants issued with promissory notes	248,175	-
Amortization of debt issuance costs	235,668	-
Stock compensation expense – advisory board stock grants	27,987	89,351
Stock compensation expense – stock grants	-	161,686
Stock compensation expense – stock option grants	690,413	690,413
Charges related to the impairment of oil and gas properties	59,698	-
Stock issued for accrued interest	484	-
Depreciation and amortization	1,750	19,681
Increase in assets:
Prepaid drilling and completion costs	(311,070)	(252,289)
Accounts receivable	(218,952)	-
Funds held in escrow	(325,550)	25,206
Prepaid expenses	57,300	(3,354)
Increase (decrease) in liabilities:
Accounts payable	720,885	36,129
Accrued expenses	76,458	13,671
Accrued interest	132,355	-
Net cash used in operating activities of continuing operations	(539,085)	(1,940,325)
Net cash used in discontinued operations	-	(42,599)
Net cash used in operating activities	(539,085)	(1,982,924)

Cash flows from investing activities:
Oil and gas properties	(802,518)	(340,056)
Security deposit	-	(1,545)
Purchase of property and equipment	(3,396)	(8,163)
Net cash used in investing activities of continuing operations	(805,914)	(349,764)
Net cash provided by investing activities of discontinued operations	-	7,600
Net cash used in investing activities	(805,914)	(342,164)

Cash flows from financing activities:
Payments on promissory notes	(125,000)	-
Net proceeds from issuance of promissory notes	600,000	1,000,000
Net proceeds from sale of May 2008 Debentures	770,000	-
Debt issuance costs for May 2008 Debentures	(79,735)	-
Net proceeds from issuances of common stock	-	1,056,887
Net cash provided by financing activities	1,165,265	2,056,887

Net decrease in cash and cash equivalents	(179,734)	(268,202)

Cash and cash equivalents , beginning of period	234,987	450,850

Cash and cash equivalents, end of period	$55,253	$182,648

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$371,528	$-

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

The following table reconciles, for the period ended June 30, 2008, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of Derivative Liabilities at December 31, 2007	$10,915,752
Fair Value of warrants and conversion feature of the May 2008 debenture at issuance	1,723,649
Conversion of convertible debentures into common stock	(151,279)
Gain on fair value adjustments to derivatives	(17,907,174)
Charge related to the repricing of the 2007 Debentures	9,404,508
Balance at June 30, 2008	$3,985,456

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

NOTE 11 – DERIVATIVE LIABILITIES

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

The following table presents its derivative liabilities, the Company’s only financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the three months ended June 30, 2008:

	Fair Value
As of June 30, 2008	Level 1	Level 2	Level 3	Total

Derivative liabilities	$-	$3,985,456	$-	$3,985,456

The following table reconciles, for the period ended June 30, 2008, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of Derivative Liabilities at December 31, 2007	$10,915,752
Fair Value of warrants and conversion feature of the May 2008 debenture at issuance	1,723,649
Conversion of convertible debentures into common stock	(151,279)
Gain on fair value adjustments to derivatives	(17,907,174)
Charge related to the repricing of the 2007 Debentures	9,404,508
Balance at June 30, 2008	$3,985,456

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
Date: March 30, 2009

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