Form 10-Q/A
period 2008-09-30
UNIVERSAL ENERGY CORP.
filed 2009-03-31
CIK 1207029

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

EXPLANATORY NOTE

Universal Energy Corp. is filing this Amendment to its Quarterly Report on Form 10-Q for the period ended September 30, 2008 (the “Quarterly Report”) to correct certain disclosure errors identified during a regulatory review of the Company’s financial statements and reflects certain corresponding changes described below.  There was no effect on revenue, cash provided by financing activities, cash used in operating or investing activities as a result of these errors.

For the convenience of the reader, this Form 10-Q/A sets forth the original Form 10-Q in its entirety. However, this Form 10-Q/A only amends disclosures to correct the certifications pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), certain typographical errors within the body of the Quarterly Report and in the notes to our financial statements.

This Amendment does not reflect events that have occurred after the filing date of the Quarterly Report on Form 10-Q that the Company originally filed with the Securities and Exchange Commission on November 19, 2008, or modify or update the disclosures presented in the original Form 10-Q, except to reflect the corrections described above.  Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q.

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

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$330,226	$-	$745,231	$-

Cost of revenue	128,135	-	295,954	-

Gross profit	202,091	-	449,277	-

Operating expenses
General and administrative expenses	623,184	684,246	1,838,235	2,046,683
Amortization of debt issue costs	136,487	9,345	372,154	9,345
Investor awareness and public relations	10,020	52,862	128,780	1,353,780
Impairment loss on oil and gas properties	91,317	-	151,015	-
Total operating expenses	861,008	746,453	2,490,184	3,409,808

Loss from continuing operations	(658,917)	(746,453)	(2,040,907)	(3,409,808)

Other income (expense)
Accretion of original issue discounts on convertible debentures	(306,586)	(32,212)	(787,465)	(32,212)
Change in fair value of derivatives	(567,555)	1,218,844	17,339,619	1,218,844
Charges relating to repricing the 2007 Debentures	-	-	(9,404,508)	-
Charges related to the issuance of the September 2007 Debentures and Warrants	-	(4,621,371)	-	(4,621,371)
Charges related to the issuance of the May 2008 Debentures and Warrants	-	-	(753,649)	-
Excess embedded derivative value	(1,083,020)	(116,047)	(2,794,676)	(116,047)
Loss on conversion of debentures	(1,136,173)	-	(1,224,792)	-
Interest expense, net	(167,807)	(142,581)	(720,502)	(165,860)

Total other income (expense)	(3,261,141)	(3,693,367)	1,654,027	(3,716,646)

Net loss before discontinued operations	(3,920,058)	(4,439,820)	(386,880)	(7,126,454)

Discontinued operations
Loss from operations of discontinued operations	-	-	-	(34,186)
Loss from discontinued operations	-	-	-	(34,186)

Net loss	$(3,920,058)	$(4,439,820)	$(386,880)	$(7,160,640)

Net loss per share from continuing operations
- basic and diluted	$(0.01)	$(0.15)	$(0.00)	$(0.25)
Net loss per share from discontinued operations
- basic and diluted	$0.00	$0.00	$0.00	$(0.00)

Total net loss per share
- basic and diluted	$(0.01)	$(0.15)	$(0.00)	$(0.25)

Weighted average shares used in computation of net loss per share
- basic and diluted	324,937,715	29,633,969	129,256,580	28,551,593

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

The following table presents derivative liabilities, the Company’s only financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the three months ended September 30, 2008:

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

The following table reconciles, for the period ended September 30, 2008, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of Derivative Liabilities at December 31, 2007	$10,915,752
Fair Value of warrants and conversion feature of the May 2008 debenture at issuance	1,723,649
Conversion of convertible debentures into common stock	(1,501,225)
Gain on fair value adjustments to derivatives	(17,339,619)
Charge related to the repricing of the 2007 Debentures	9,404,508
Balance at September 30, 2008	$3,203,065

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

The following table presents the derivative liabilities, the Company’s only financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the three months ended September 30, 2008:

	Fair Value
As of September 30, 2008	Level 1	Level 2	Level 3	Total

Derivative liabilities	$-	$3,203,065	$-	$3,203,065

The following table reconciles, for the period ended September 30, 2008, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of Derivative Liabilities at December 31, 2007	$10,915,752
Fair Value of warrants and conversion feature of the May 2008 debenture at issuance	1,723,649
Conversion of convertible debentures into common stock	(1,501,225)
Gain on fair value adjustments to derivatives	(17,339,619)
Charge related to the repricing of the 2007 Debentures	9,404,508
Balance at September 30, 2008	$3,203,065

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