Form 10-K
period 2008-12-31
UNIVERSAL ENERGY CORP.
filed 2009-07-23
CIK 1207029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the Fiscal Year Ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to ___________

  Commission file number:  000-50284

UNIVERSAL ENERGY CORP.
(Exact name of Registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	80-0025175 (IRS Employer I.D. No.)

 30 Skyline Drive
Lake Mary, Florida 32746
(800) 975-2076
(Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:  None
Securities registered under Section 12(g) of the Exchange Act:  Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes☑No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of May 5, 2009, was approximately $1,936,400.  For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such 10% stockholders are affiliates.

The number of shares outstanding of the registrant’s common stock as of July 5, 2009 is 6,458,840,784.

Documents Incorporated by Reference:  None

EXCEPT WHERE AND AS OTHERWISE STATED TO THE CONTRARY IN THIS ANNUAL REPORT, ALL SHARE AND  PRICES PER SHARE HAVE BEEN ADJUSTED TO GIVE RETROACTIVE EFFECT TO THE CHANGE IN THE PRICE PER SHARE OF THE COMMON STOCK RESULTING FROM THE TWO AND ONE-HALF -FOR-ONE FORWARD SPLIT OF THE COMMON STOCK THAT TOOK  EFFECT ON MARCH 14, 2007.

UNIVERSAL ENERGY CORP.

FORM 10-K

TABLE OF CONTENTS

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

PART I

ITEM 1.                DESCRIPTION OF BUSINESS

Company Background

Our company and its subsidiaries were incorporated in the State of Delaware on January 4, 2002, January 24, 2002 and February 26, 2007, respectively.  In May 2006, we changed our name to "Universal Energy Corp." and became a company focused on the acquisition and development of oil and natural gas properties.

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

Our Properties

We have working interests ranging from 5.0% to 15.00% (net revenue interests ranging from 2.93% to 7.9%) in the various prospects in which we are a participant. A “working interest” is a percentage of ownership in an oil and gas lease granting its owner the right to explore, drill, and produce oil and gas from a tract of property. Working interest owners are obligated to pay a corresponding percentage of the cost of leasing, drilling, producing, and operating a well or unit. After royalties are paid, the working interest also entitles its owner to share in production revenues with other working interest owners based on the percentage of working interest owned. A “net revenue interest” is a share of production after all burdens, such as royalties, have been deducted from the working interest. It is the percentage of production that each party actually receives.

We began generating revenues from our oil and gas operations during the last few days of December 2007. We recently completed an engineering evaluation of our interests to establish proved reserves. “Proved reserves” are estimated quantities of crude oil, natural gas, and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

During fiscal years 2007 and 2008, we participated in drilling the following wells with the interests and results indicated:

	Interest		Approximate
Well Name	Working	Net Revenue	Depth	Current Status
Amberjack	7.500%	4.05%	10,000’	In production as of December 2007
Lake Campo	12.50%	6.75%	10,000’	In production as of January 2008, Shut-in and worked over during fall 2008, returned to production in November 2008
Caviar #1	10.00%	5.40%	10,600’	In production as of July 2008
W. Rosedale	15.00%	7.92%	10,300’	Plugged and abandoned in Nov. 2007
Caviar # 4	10.00%	5.40%	10,800’	In production as of July 2008
East OMG	17.50%	9.45%	16,500’	Plugged and abandoned in Dec. 2007
Lone Oak #1	5.000%	2.93%	12,600’	Plugged and abandoned in July 2008

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

We did not incur any material costs relating to our compliance with federal, state or local laws during the year ended December 31, 2008.

ITEM 1A.              RISK FACTORS

Risks Specific to Our Company

OUR INDEPENDENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

Our independent registered certified public accounting firm has issued its report, which includes an explanatory paragraph for going concern uncertainty on our financial statements as of December 31, 2008.  Our ability to continue as a going concern is heavily dependent upon our ability to obtain additional capital to sustain operations.  Currently, we have no commitments to obtain additional capital, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

OUR OBLIGATIONS, UNDER THE SENIOR DEBENTURES AND THE SEPTEMBER SECURITIES PURCHASE AGREEMENT, ARE SECURED BY SUBSTANTIALLY ALL OF OUR ASSETS.

In connection with the September 2007 Financing, we entered into a security agreement pursuant to which we granted a security interest in and to substantially all of our assets for the purpose of securing our obligations under the Senior Debentures and the September Securities Purchase Agreement. Consequently, if we default under the terms of the, Senior Debentures or the September Securities Purchase Agreement, the agent (as defined in the Security Agreement), on behalf of the Debenture holders, may foreclose on the security interest and sell and liquidate all of our assets. This could require us to cease operations.

IT MAY BE MORE DIFFICULT FOR US TO RAISE FUNDS IN SUBSEQUENT STOCK OFFERINGS AS A RESULT OF THE SALES OF OUR COMMON STOCK BY THE HOLDERS IN CONNECTION WITH THE A WARRANTS AND THE SENIOR  DEBENTURES.

Sales by the Holders likely will result in substantial dilution to the holdings and interest of current and new stockholders.  Additionally, as noted above, the volume of shares sold by the Holders could depress the market price of our stock.  These factors could make it more difficult for us to raise additional capital through subsequent offerings of our common stock, which could have a material adverse effect on our operations.

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

ALTHOUGH OUR ESTIMATED NATURAL GAS AND OIL RESERVE DATA HAS BEEN PREPARED BY AN INDEPENDENT THIRD PARTY, THE ESTIMATES MAY PROVE TO BE INACCURATE.

There are numerous uncertainties inherent in estimating quantities of oil and natural gas reserves and the future cash flows attributed to such reserves. In general, estimates of economically recoverable oil and natural gas reserves and the future net cash flows are based upon a number of variable factors and assumptions, such as historical production from the properties, production rates, ultimate reserve recovery, timing and amount of capital expenditure, marketability of oil and gas, royalty rates, the assumed effects of regulation by governmental agencies and future operating costs, all of which may vary materially from actual results. For those reasons, estimates of the economically recoverable oil and natural gas reserves attributable to any particular group of properties, classification of such reserves based on risk of recovery and estimates of future net revenues associated with reserves prepared by different engineers, or by the same engineers at different times may vary. Our actual production, revenues, taxes and development and operating expenditures with respect to our reserves will vary from estimates thereof and such variations could be material.

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

We have outstanding, as of December 31, 2008, $4,790,780 aggregate original principal amount of our Debentures.  The Debentures bear interest at the rate of 8% per annum.

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

The issuance of shares upon conversion of the Debentures and exercise of warrants will result in substantial dilution to the interests of other stockholders since the purchasers may ultimately convert and sell the full amount issuable on conversion or exercise as the case may be. Although no single purchaser may convert its Debentures and/or exercise its warrants if such conversion or exercise would cause it to own more than 4.99% of our outstanding common stock, this restriction does not prevent each purchaser from converting and/or exercising some of its holdings and then converting the rest of its holdings. In this way, each purchaser could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering. In addition, the issuance of the Debentures and the warrants triggered certain anti-dilution rights for certain third parties currently holding our securities resulting in substantial dilution to the interests of other stockholders.

THE SEPTEMBER 2007 FINANCING, THE NOVEMBER 2007 FINANCING, THE MAY 2008 FINANCING AND THE OCTOBER 2008 FINANCING IMPOSE CERTAIN RESTRICTIONS ON HOW WE CONDUCT OUR BUSINESS. IN ADDITION, ALL OF OUR ASSETS, INCLUDING OUR INTELLECTUAL PROPERTY, ARE PLEDGED TO SECURE THIS INDEBTEDNESS. IF WE FAIL TO MEET OUR OBLIGATIONS UNDER THE SENIOR DEBENTURES, OUR PAYMENT OBLIGATIONS MAY BE ACCELERATED AND THE COLLATERAL SECURING THE DEBT MAY BE SOLD TO SATISFY THESE OBLIGATIONS.

The financing documents relating to each of the September 2007 Financing, November 2007 Financing, May 2008 Financing and October 2008 Financing contain various provisions that restrict our operating flexibility. Pursuant to the agreement, we may not directly or indirectly, among other things:

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

•
enter into, create, incur, assume, guarantee or suffer to exist any indebtedness for borrowed money of any kind, including but not limited to, a guarantee, on or with respect to any of its property or assets now owned or hereafter acquired or any interest therein or any income or profits there from;

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

ITEM 2.                 DESCRIPTION OF PROPERTY

Our principal executive offices are located at 30 Skyline Drive, Lake Mary, Florida 32746. We rent two offices on a month-to-month lease at a rate of approximately $1,200 per month in rent and incidentals.

Oil and Gas Properties

The following is a brief description of the oil and gas properties in which we held an interest as of December 31, 2008:

Agreement	Approximate Acreage	Universal’s Interest		Location
Amberjack	840	7.50	%*	Louisiana, USA
Caviar	932	10.0	%*	Louisiana, USA
Lake Campo	190	12.5	%*	Louisiana, USA
W. Rosedale	204	15.0	% *	Louisiana, USA
Lone Oak	3,526	5.00	%*	Texas, USA
_____________________

*           Working interest before casing point

Our Properties

Figure 1 – US properties.

Exploratory Wells Drilled

	Interest		Approximate
Well Name	Working	Net Revenue	Depth	Current Status
Amberjack	7.500%	4.05%	10,000’	In production as of December 2007
Lake Campo	12.50%	6.75%	10,000’	In production as of January 2008, Shut-in and worked over during fall 2008, returned to production in November 2008
Caviar #1	10.00%	5.40%	10,600’	In production as of July 2008
W. Rosedale	15.00%	7.92%	10,300’	Plugged and abandoned in Nov. 2007
Caviar # 4	10.00%	5.40%	10,800’	In production as of July 2008
East OMG	17.50%	9.45%	16,500’	Plugged and abandoned in Dec. 2007
Lone Oak #1	5.000%	2.93%	12,600’	Plugged and abandoned in July 2008

Miscellaneous

We are not obligated to provide quantities of oil or gas in the future under existing contracts or agreements.  We have not filed any reports containing oil or gas reserve estimates with any federal or foreign governmental authority or agency within the past 12 months.

Information with regard to oil and gas producing activities follows:

Net Reserves of Crude Oil and Natural Gas Liquids and Natural Gas at Fiscal Year-End 2008

The following table summarizes our December 31, 2008 reserves estimates and future discounted cash flow at 10%, plus our 12 month production for the year ended December 31, 2008 for these wells.

Category	Net Oil Reserves (bbl)	Net Gas Reserves (Mcf)	Discounted Cash Flow – 10%
Estimated Proved Developed Producing Reserves:	3,000	328,920	$1,221,964
Estimated Proved Non-Producing Reserves:	0.0	226,900	692,858
Total proved	3,000	555,820	$1,914,821

Fiscal 2008 Working Interest Production	682	64,019

We refer you to Note 4 – Oil and Gas Properties in the consolidated financial statements for a more detailed discussion of our proved natural gas and oil reserves as well as our standardized measure of discounted future cash flows related to our proved natural gas and oil reserves.  We also refer you to the risk factor “Although our estimated natural gas and oil reserve data is independently audited, our estimates may still prove to be inaccurate” in Item 1A of Part I of this Form 10-K and to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statement about Forward-Looking Statements” in Item 7 of Part II of this Form 10-K for a discussion of the risks inherent in utilization of standardized measures and estimated reserve data.

In 2008, the SEC adopted major revisions to its required oil and gas reporting disclosures which become effective as of January 1, 2010.  Among other things, the amendments provide for the use of the 12-month average price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period for purposes of both the disclosure and full-cost accounting rules. The use of new technologies to determine proved reserves is permitted under the new rules, and allows companies to disclose probable and possible reserves to investors unlike current rules which limit disclosure to only proved reserves. The new disclosure requirements also require companies to report the independence and qualifications of the auditor of the reserve estimates and file reports when a third party is relied upon to prepare reserve estimates. The requirements will be effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009.

ITEM 3.                 LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding or litigation.  In addition, none of our property is the subject of a pending legal proceeding.  We are not aware of any legal proceedings against the company or our property contemplated by any governmental authority.

ITEM 4.                 SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2008.

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

Fiscal Year 2008	High ($)	Low ($)
Fourth Quarter	$0.0023	$0.0001
Third Quarter	$0.039	$0.0012
Second Quarter	$0.54	$0.01
First Quarter	$0.92	$0.40
Fiscal Year 2007
Fourth Quarter	$1.29	$0.58
Third Quarter	$2.55	$0.62
Second Quarter	$2.10	$1.10
First Quarter	$1.20	$0.80
Fiscal Year 2006 *
Fourth Quarter	$0.86	$0.78
Third Quarter	$0.80	$0.52
Second Quarter	$0.70	$0.60
First Quarter	$0.60	$0.60
_____________________

(*)           Prices adjusted to reflect 2.5:1 stock split effective March 14, 2007

Holders

As of May 5, 2009, we had approximately 464 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Madison Stock Transfer, Inc., 1688 East 16th Street, Suite #7, Brooklyn, New York 11229.

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

Recent Sales of Unregistered Securities

Our October 2008 Financing.  On or about November 19, 2008 we consummated a Securities Purchase Agreement (the “October 2008 SPA”) in which we received the following proceeds reflecting a 20% original issue discount to the purchasers. Pursuant to the October 2008 SPA, we issued:

•
An aggregate of $652,206 of Junior Debentures (the “October 2008 Debentures”) convertible into shares of our common stock at the lesser of $0.25 per share or 80% of the lowest three (3) closing bid prices of the common stock over the 20 trading days immediately preceding the date of such payment;

•
An aggregate of $156,250 of October 2008 Debentures convertible into shares of our common stock at the lesser of $0.25 per share or 80% of the lowest three (3) closing bid prices of the common stock over the 20 trading days immediately preceding the date of such payment (from conversion features which were in effect during the time certain promissory notes were outstanding, allows the note holder to convert outstanding principal and interest into future financings -see “Note 5 – Promissory Notes” in the Consolidated Financial Statements).

•	J Warrants to purchase up to an aggregate of 3,108,824 shares of our common stock at an exercise price of $0.25 per share, for a period of 5 years from the closing date of the October 2008 Financing;

The outstanding principal balances of the October 2008 Debentures are due and payable on September 30, 2010. The October 2008 Debentures bear interest at a rate of 8 percent per annum.

Until the maturity date of the debentures, the purchasers have the right to convert their Debentures, in whole or in part, into shares of our common stock at a price equal to the lesser of $0.25 or 80% of the lowest three (3) closing bid prices of the common stock over the 20 trading days immediately preceding the date of such payment.  The conversion price may be adjusted downward under circumstances set forth in the October 2008 Debentures. If so adjusted, the aggregate number of shares issuable, upon conversion in full, will increase.

The October 2008 Debentures include customary default provisions and an event of default includes, among other things, a change of control, the sale of all or substantially all of  our assets, the failure to file and have a registration statement declared effective on or before the deadlines set forth in the Registration Rights Agreement, or the lapse of the effectiveness of registration statements for more than 20 consecutive trading days or 30 non-consecutive days during any 12-month period (with certain exceptions) which results in such indebtedness being accelerated. Upon the occurrence of an event of default, each Debenture may become immediately due and payable, either automatically or by declaration of the holder of such Debenture. The aggregate amount payable upon an acceleration by reason of an event of default shall be equal to the greater of 125% of the principal amount of the October 2008 Debentures to be prepaid or the principal amount of the October 2008 Debentures to be prepaid, divided by the conversion price on the date specified in the Debenture, multiplied by the closing price on the date set forth in the Debenture.

The purchasers also received J Warrants to purchase 3,108,824 additional shares of common stock at a price of $0.25 per share exercisable for five (5) years. All warrants vest immediately upon issuance.  Upon the occurrence of an event of default, the holder of the warrant can demand payment for their warrants at fair value.

The October 2008 Debentures and the warrants contain anti-dilution provisions.

In connection with this transaction, each purchaser has contractually agreed to restrict its ability to convert the October 2008 Debentures, exercise the warrants and additional investment rights and receive shares of our common stock such that the number of shares of our common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the number of shares of our common stock outstanding immediately after giving effect to such conversion or exercise.

The fair values of the debentures and related derivative instruments were valued as of November 19, 2008, the date of issuance using the Black-Scholes model, resulting in an initial fair value of approximately $1,094,900. The excess of the fair value over the transaction price of the Debentures was recorded through the results of operations in 2008 as a debit of approximately $464,900 to Charges Related to Issuance of October 2008 Convertible Debentures and Warrants.

The October 2008 Convertible Debentures and related derivatives outstanding at December 31, 2008 were again valued at fair value using the Black Scholes model, resulting in a decrease in the fair value of the liability of approximately $1,094,900, which was recorded through the results of operations as a credit to adjustments to fair value of derivatives.

The following table summarizes the October 2008 Convertible Debentures and discounts outstanding at December 31, 2008:

October 2008 Debentures at fair value	$808,456
Conversions	(27,280)
Warrant derivative discount	(581,074)
Original issue discount	(164,597)
Net convertible debentures	$35,505

Equity Compensation Plan

The following table summarizes our equity compensation plans as of December 31, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	-	-	-
Equity compensation plans not approved by shareholders	12,500,000	$0.78	25,000,000

Total:	12,500,000	$0.78	25,000,000

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

ITEM 6.                 SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Plan of Operation

We are a small independent energy company engaged in the acquisition and development of crude oil and natural gas leases in the United States.  We pursue oil and gas prospects in partnership with oil and gas companies with exploration, development and production expertise.  Our prospect areas currently consist of land in Louisiana and Texas.  As of December 31, 2008, we have acquired interests in oil and gas properties and have participated in the drilling of 7 wells. We currently have working interests in ranging from 5.0% to 15.0%, see “Description of Property.”

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

Since inception, we have funded our operations primarily from private placements of our common stock and debt issuances.  Although we expect that, during the next 12 months, our operating capital needs will be met from our current economic resources and by additional private capital stock transactions, there can be no assurance that funds required will be available on terms acceptable to us or at all. Without additional financing, we do not expect that our current working capital will be able to fund our operations through 2009. If we are unable to raise sufficient funds on terms acceptable to us, we may be unable to complete our business plan. If equity financing is available to us on acceptable terms, it could result in additional dilution to our stockholders.

From inception to December 31, 2008, we have accumulated losses of approximately $14,798,700 and expect to incur further losses in the development of our business, all of which casts doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due.

To the extent that we are successful in finding and producing oil and gas, of which there is no assurance, proceeds from that activity would be added to our working capital reserves and be available to fund future exploration.

                We believe that we will require additional funds to operate throughout the next 12 months. Furthermore any expansion beyond our current plans, will require additional capital funding. We intend to continue to seek drilling opportunities on the acreage in which we currently have an interest or in other acreage and to consider the possible acquisition of producing properties. We do not have funds to undertake any of these activities and would have to obtain funding from external sources. We believe that additional capital funding is available through private or public equity financing or perhaps bank financing. Success in the field will enhance our opportunities to obtain financing, but we will probably need to obtain reserve reports and have sufficient length of production to obtain favorable financing arrangements. Furthermore, outside events such as the price of oil, the condition of the stock market, and interest rate levels could affect our ability to obtain financing. Our ability to obtain financing may also be affected by anti-dilution provisions contained in the warrants we have issued, as described in detail under “Risk Factors.” At this time, we have no financing arrangements in place.

We estimate the drilling and completion costs to operate our prospects and our business for the next twelve months are as follows:

Caviar	$200,000
Amberjack	125,000
Lake Campo	175,000
Lone Oak #2	800,000
General and administrative	750,000
Total	$2,050,000

As of December 31, 2008, we have participated in drilling the following wells with the interests and results indicated as follows:

	Interest		Approximate
Well Name	Working	Net Revenue	Depth	Current Status
Amberjack	7.500%	4.05%	10,000’	In production as of December 2007
Lake Campo	12.50%	6.75%	10,000’	In production as of January 2008, Shut-in and worked over during fall 2008, returned to production in November 2008
Caviar #1	10.00%	5.40%	10,600’	In production as of July 2008
W. Rosedale	15.00%	7.92%	10,300’	Plugged and abandoned in Nov. 2007
Caviar #4	10.00%	5.40%	10,800’	In production as of July 2008
East OMG	17.50%	9.45%	16,500’	Plugged and abandoned in Dec. 2007
Lone Oak #1	5.000%	2.93%	12,600’	Plugged and abandoned in July 2008

Results of Operations

CONSOLIDATED FINANCIAL INFORMATION
	2008	2007
Revenues, net	$678,016	$1,100
Impairment of oil and gas properties	1,504,112	2,702,147
Investor awareness/public relations expense	129,645	1,672,531
General and administrative expense	2,443,673	2,735,594
Depreciation, amortization and depletion	665,557	73,335
Other income (expense)	4,796,343	(6,828,609)
Net income (loss)	619,729	(14,044,872)

Comparison of the fiscal year ended December 31, 2008 and December 31, 2007.

Revenues, net.  For the year ended December 31, 2008, we realized $678,016 in revenue from sales of natural gas and natural gas liquids compared to $1,100 in the prior year. Revenue increased due to successful drilling operations in the 4th quarter of 2007 and the 1st quarter of 2008.  The successful completion of our Louisiana prospects (Amberjack, Caviar #1, Caviar #4 and Lake Campo) has resulted in increased production volumes during fiscal 2008. In August 2008, the Company’s four producing wells in Louisiana (Caviar #1, Caviar #4, Amberjack and Lake Campo) were shut-in as ordered by the State of Louisiana for storm preparations.  Production facilities at all four wells were damaged during the hurricane.  Caviar #1, Caviar #4 and Amberjack were returned into production in late October 2008.  When Lake Campo was returned to production, excessive water production created disposal well capacity problems and was shut-in after a few days.  A workover on Lake Campo was performed in November 2008 to perforate the Tex W-5 sand which returned the well to production.

Impairment of oil and gas properties.  During the twelve months ended December 31, 2008 and December 31, 2007, we expensed $1,504,112 and $2,702,147 of impairment charges of our oil and gas properties, respectively.  During 2007, the charges related to the unsuccessful drilling operations at our East OMG and W. Rosedale prospects along with a charge relating to an impairment of our Pembina Nisku Reef prospect in Canada.  During 2008, due to a decline in oil and gas prices, the capitalized costs of our proved reserves exceeded their estimated realizable value, resulting in an impairment charge.

Investor awareness/public relations expense.  Investor/public relations expenses for the fiscal year ended December 31, 2008 decreased $1,542,886 to $129,645 from $1,672,531 for the same period in 2007.  The decrease was attributable to a cost control measure.

Selling, General and Administrative.  Selling, general and administrative expenses for the twelve months ended December 31, 2008 decreased $291,921 (or 11%) to $2,443,673 from $2,735,594 for the same period in 2007.  The decrease was primarily attributable to decreased stock-based compensation expense during 2008 as a result of a decline in our stock price.

Other income (expenses).  Other income (expense) for the twelve months ended December 31, 2008 increased $11,624,952 to $4,796,343 from $(6,828,609) for the same period in 2007.  The increase was attributable to adjustments associated with the valuation of the debentures and warrants that were issued during 2007 and 2008.  This valuation was affected by the decrease in our stock price during 2008.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated below:

	2008	2007
Net cash used in operating activities	$(520,809)	$(2,696,356)
Net cash used in investing activities	(1,301,919)	(4,848,074)
Net cash provided by financing activities	1,670,265	7,328,567
Net decrease in cash and cash equivalents	(152,463)	(215,863)
Cash and cash equivalents, end of the period	82,524	234,987

As reflected in the accompanying financial statements, we have losses from operations, negative cash flows from operations, a substantial stockholders’ deficit and current liabilities that exceed current assets. We may thus not be able to continue as a going concern and fund cash requirements for operations through the next 12 months with current cash reserves. The Company was able to raise additional cash in during 2008 through the sale of the May 2008 Debentures and the October 2008 Debentures.  Notwithstanding success in raising capital, there continues to be substantial doubt about the Company’s ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon our continued operations, which, in turn, is dependent upon our ability to continue to raise capital and ultimately generate positive cash flows from operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue in existence.

To a substantially lesser degree, financing of our operations is provided through grant funding, payments received under license agreements, and interest earned on cash and cash equivalents.

With the exception of 2008, when a decline in the price of our common stock resulted in a substantial increase in non-cash other income, we have incurred substantial net losses each year since inception as a result of drilling costs and general and administrative expenses in support of our operations. We anticipate incurring substantial net losses in the future.

Our cash and cash equivalents are limited. In the short term, we will require substantial additional funding prior to December 31, 2009 in order to maintain our current level of operations.  If we are unable to raise additional funding, we will be forced to either substantially scale back our business operations or curtail our business operations entirely.

On a longer term basis, we anticipate generating our revenues from the sale of oil and gas products from our proven oil and gas wells in Louisiana.  Our future cash requirements will depend on many factors, including the pace and scope of our drilling programs, the costs involved in replacing depleted reserves, and other costs associated with growing our oil and gas operations. We intend to seek additional funding primarily through public or private financing transactions.  If we are unable to raise additional funds, we will be forced to either scale back our business efforts or curtail our business activities entirely.  We anticipate that our available cash and expected income will be sufficient to finance most of our current activities for at least four months from the date we file these financial statements, although certain of these activities and related personnel may need to be reduced.  We cannot assure you that public or private financing will be available on acceptable terms, if at all.  Several factors will affect our ability to raise additional funding, including, but not limited to, the volatility of our common stock.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2008:

	Payment Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Debt obligations(1,2)	$5,908,516	$3,356,611	$2,551,905	$-	$-

(1)
Amounts represent total anticipated payments, including anticipated interest payments that are not recorded on the consolidated balance sheets. Any future settlement of convertible debt would reduce anticipated interest and/or principal payments. Amounts exclude fair value adjustments such as discounts or premiums that affect the amount recorded on the consolidated balance sheets.

(2)
The expected timing of payments of the obligations above are estimates based on current information. Timing of payments and actual amounts paid may be different, depending on certain circumstances, or changes to agreed-upon amounts for some obligations.

Variables and Trends

We have a limited operating history with respect to our acquisition and development of oil and gas properties. In the event we are able to obtain the necessary financing to move forward with our business plan, we expect our expenses to increase significantly as we grow our business. Accordingly, the comparison of the financial data for the periods presented may not be a meaningful indicator of our future performance and must be considered in light these circumstances.

Critical Accounting Policies and Estimates

We are engaged in the exploration, exploitation, development, acquisition, and production of natural gas and crude oil.  Our discussion of financial condition and results of operations is based upon the information reported in our consolidated financial statements.  The preparation of these consolidated financial statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses as well as the disclosure of contingent assets and liabilities as of the date of our financial statements.  We base our decisions affecting the estimates we use on historical experience and various other sources that are believed to be reasonable under the circumstances.  Actual results may differ from the estimates we calculate due to changes in business conditions or unexpected circumstances.  Policies we believe are critical to understanding our business operations and results of operations are detailed below.  For additional information on our significant accounting policies refer to Note 3 - Summary of Significant Accounting Policies, Note 4 - Oil and Gas Properties Note 10 - Derivative Liabilities, and Note 14 - Income Taxes of this report.

Oil and gas reserve quantities.  Estimated reserve quantities and the related estimates of future net cash flows are critical estimates for an exploration and production company because they affect the perceived value of our Company, are used in comparative financial analysis ratios and are used as the basis for the most significant accounting estimates in our financial statements.  The significant accounting estimates include the periodic calculations of depletion, depreciation and impairment of our proved oil and gas properties.  Future cash inflows and future production and development costs are determined by applying benchmark prices and costs, including transportation, quality, and basis differentials, in effect at the end of each period to the estimated quantities of oil and gas remaining to be produced as of the end of that period.  Expected cash flows are reduced to present value using a discount rate that depends upon the purpose for which the reserve estimates will be used.  For example, the standardized measure calculations required by SFAS No. 69, Disclosures about Oil and Gas Producing Activities, requires a ten percent discount rate to be applied.  Although reserve estimates are inherently imprecise, and estimates of new discoveries and undeveloped locations are more imprecise than those of established producing oil and gas properties, we make a considerable effort in estimating our reserves, including using independent reserve engineering consultants.  We expect that periodic reserve estimates will change in the future as additional information becomes available or as oil and gas prices and operating and capital costs change.  We evaluate and estimate our oil and gas reserves at December 31 of each year.  For purposes of depletion, depreciation, and impairment, reserve quantities are adjusted at all interim periods for the estimated impact of additions and dispositions.  Changes in depletion, depreciation, or impairment calculations caused by changes in reserve quantities or net cash flows are recorded in the period that the reserve estimates change.

Revenue recognition.  Our revenue recognition policy is significant because revenue is anticipated to be a key component of our results of operations and our forward-looking statements contained in our analyses of liquidity and capital resources.  Each month we record revenue based on the actual sales of crude oil and natural gas.  The estimates we make relate to the average price received throughout the month for those sales.  As the production is relatively steady throughout the month, the estimates for the price received for those sales are relatively accurate as the daily prices for the oil and natural gas sold are readily available. Variances between our estimates and the actual amounts received are recorded in the month payment is received.

Asset retirement obligations.  We are required to recognize an estimated liability for future costs associated with the abandonment of our oil and gas properties.  We base our estimate of the liability on our historical experience in abandoning oil and gas wells projected into the future based on our current understanding of federal and state regulatory requirements.  Our present value calculations require us to estimate the economic lives of our properties, assume what future inflation rates apply to external estimates, and determine what credit adjusted risk-free rate to use.  The impact to the consolidated statement of operations from these estimates is reflected in our depreciation, depletion, and amortization calculations and occurs over the remaining life of our oil and gas properties.

Full Cost Method. Generally accepted accounting principles provide for two alternative methods for the oil and gas industry to use in accounting for oil and gas producing activities.  These two methods are generally known in our industry as the full cost method and the successful efforts method.  Both methods are widely used.  The methods are different enough that in many circumstances the same set of facts will provide materially different financial statement results within a given year.  We have chosen the full cost method of accounting for our oil and gas producing activities, and a detailed description is included in Note 4 – Oil and gas properties of Part IV, Item 15 of this report.

Derivative Liabilities.  We record derivatives at their fair values on the date that they meet the requirements of a derivative instrument and at each subsequent balance sheet date using the Black-Scholes model.  This model is dependent upon key inputs estimated by management, including the expected term of an option and the expected volatility of our common stock price over the expected term.  Changes in the subjective assumptions could materially affect the estimated fair value of an option and consequently the amount of stock option expense recognized in the Company's results of operations.  Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date.

Income taxes.  We provide for deferred income taxes on the difference between the tax basis of an asset or liability and its carrying amount in our financial statements in accordance with SFAS No. 109.  This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively.  Considerable judgment is required in determining when these events may occur and whether recovery of an asset is more likely than not.  Additionally, our federal and state income tax returns are generally not filed before the consolidated financial statements are prepared, therefore, we estimate the tax basis of our assets and liabilities at the end of each period as well as the effects of tax rate changes, tax credits, and net operating and capital loss carryforwards and carrybacks.  Adjustments related to differences between the estimates we used and actual amounts we report are recorded in the periods in which we file our income tax returns.  These adjustments and changes in our estimates of asset recovery and liability settlement could have an impact on our results of operations.

Recently Issued Accounting Standards

Please see Note 3 – Summary of Significant Accounting Policies in Part IV, Item 15 of this report for accounting matters.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Environmental

Universal Energy Corp.’s compliance with applicable environmental regulations has not resulted in any significant capital expenditures or materially adverse effects to our liquidity or results of operations.  We believe we are in substantial compliance with environmental regulations and do not currently foresee that material expenditures will be required in the future.  However, we are unable to predict the impact that future compliance with regulations may have on future capital expenditures, liquidity, and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.	FINANCIAL STATEMENTS

The financial statements required to be filed hereunder are set forth on pages F-1 through F-29 and are incorporated herein by this reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Universal Energy Corp. (the "Company") was notified by Cross, Fernandez & Riley, LLP in a letter dated November 5, 2008 that confirmed the client-auditor relationship had ended and therefore would be resigning as the independent registered auditor for the Company. The cessation of the relationship was recommended and approved by the board of directors of the Company on November 5, 2008.  The decision to engage Mark Bailey & Company, Ltd. was approved by the board of directors on November 5, 2008. The audit report of Cross, Fernandez & Riley, LLP on the consolidated financial statements of Universal Energy Corp. and subsidiary as of and for the year ended December 31, 2007 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles; however, the report contained a modification paragraph that expressed substantial doubt about Universal Energy Corp.'s ability to continue as a going concern.

On November 5, 2007, the Company was notified by Tedder, James, Worden & Associates, P.A. in a letter dated October 31, 2007, that they had been recently acquired and therefore would be resigning as the independent registered auditor for the Company. Cross, Fernandez, Riley, LLP was appointed as the Company's new auditor on November 26, 2007.  The audit reports of Tedder, James, Worden & Associates, P.A. on the consolidated financial statements of Universal Energy Corp. and subsidiary as of and for the years ended December 31, 2006 and December 31, 2005 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles; however, the report contained a modification paragraph that expressed substantial doubt about Universal Energy Corp.'s ability to continue as a going concern.

Other than the above changes, there were no other changes in or disagreements with our accountants on accounting and financial disclosure during the last two fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as discussed below. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness(s) identified are:

1.	The Company has limited segregation of duties which is not consistent with good internal control procedures.
2.
 The Company does not have a written internal control procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future.  This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal control.

3.	There are no effective controls instituted over financial disclosure and the reporting processes.

Management feels the weaknesses identified above, have not had any affect on the financial results of the Company.  The Company and its management will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so.   By appointing independent members to an Audit Committee and using the services of an expert on the Committee will greatly improve the overall performance of an Audit Committee.   With the addition of other Board Members and staff will allow for the segregation of duties issue to no longer be a concern to management.  By having a written policy manual outlining the duties of each of the officers and staff of the Company will facilitate better internal control procedures.

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting
Except as noted above, there have been no significant changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter and fiscal year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A (T).	CONTROLS AND PROCEDURES

There were no changes in the Company’s internal controls or in other factors that could affect its disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names of our executive officers and directors, their ages as of April 1, 2009, and the positions currently held by each are as follows:

Name	Age	Position

Billy R. Raley	52	Chief Executive Officer and Director
Dyron M. Watford	33	Chief Financial Officer and Chairman

Biographies of Executive Officers and Directors

Billy R. Raley, was appointed to serve as CEO in September 2006.  Prior to joining Universal, Mr. Raley was the Regional Vice President for Progress Energy Florida, Inc., a Progress Energy Company.  At Progress, Mr. Raley was responsible for operations and community relations throughout a six-county area in Central Florida.  His team consisted of 400 company employees and 200 contract employees, most of who were responsible for distribution construction and operations to nearly 400,000 customers.  Prior to joining Progress Energy Florida in 2002, Mr. Raley held the position of Vice President of Transmission for Carolina Power & Light, also a Progress Energy Company. In that position, he was responsible for the construction and maintenance of all transmission facilities in North and South Carolina. He also provided oversight for all transmission engineering and maintenance for the Florida transmission system.  Mr. Raley’s background is comprised of over 25 years of electric utility industry experience, including expertise in the areas of Transmission and Distribution Operations, Construction and Maintenance, and Nuclear Generation.  Mr. Raley currently serves as a trustee of Stetson University and was previously the Chairman of the Foundation Board of Seminole Community College.  He is a member of the Board of Directors and is past chair of the Seminole Regional Chamber of Commerce.  Mr. Raley was recently awarded “Business Person of the Year” for Seminole County.

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

Our employment agreement with Mr. Kevin Tattersall, our former Chief Exploration Officer, was terminated on December 14, 2007. Mr. Tattersall had served in such capacity since October 2006.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act (“Section 16(a)”) requires our directors, executive officers and beneficial owners of more than 10% of any class of our securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners were complied with, except that two Form 4s were not timely filed for Mr. Raley and Mr. Watford.

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

ITEM 11.	EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in the last completed fiscal year for our principal executive officer and each other executive officer serving as such whose annual compensation exceeded $100,000 as of the end of the last completed fiscal year. Such officers are referred to herein as our “Named Executive Officers.”

							Nonqualified
				Stock	Option	Non-Equity	Deferred	All Other
Name and		Salary($)		Awards	Awards	Incentive Plan	Compensation	Compensation	Total
principal position	Year	(1)	Bonus($)	($)	($)(2)(3)	Compensation	Earnings ($)	($)(4)	($)
Billy Raley
CEO	2008	225,000	-	-	690,413	-	-	-	$915,413

Dyron Watford
CFO	2008	180,000	-	-	690,413	-	-	-	870,413

TOTAL		405,000	-	-	1,380,826	-	-	-	$1,785,826

(1)	Salaries are provided for that part of 2008 during which each Named Executive Officer served as such.
(2)
Granted under the terms of our 2006 Non-Statutory Stock Option Plan. The amounts in this column represent the dollar amounts recognized for financial statement reporting purposes in fiscal 2008 with respect to option grants made in 2006, in accordance with SFAS 123R.

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

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each of our Named Executive Officers as of December 31, 2008.

	OPTION AWARDS					STOCK AWARDS
									Equity
									Incentive
								Equity	Plan
								Incentive	Awards:
								Plan	Market or
			Equity					Awards:	Payout
			Incentive					Number of	Value of
			Plan					Unearned	Unearned
			Awards;				Market	Shares,	Shares,
	Number of	Number of	Number of			Number of	Value of	Units or	Units or
	Securities	Securities	Securities			Share or	Shares or	Other	Other
	Underlying	Underlying	Underlying			Units of	Units of	Rights	Rights
	Unexercised	Unexercised	Unexercised	Option	Option	Stock that	Stock That	That Have	That Have
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Have Not	Have Not	Not Vested	Not Vested
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date	Vested (#)	Vested($)	(#)	($)
Billy Raley,	86,806	-	-	0.78	09/30/2011	-	-	-	-
CEO	173,611	-	-	0.78	10/30/2011	-	-	-	-
	173,611	-	-	0.78	11/30/2011	-	-	-	-
	173,611	-	-	0.78	12/31/2011	-	-	-	-
	173,611	-	-	0.78	01/31/2012	-	-	-	-
	173,611	-	-	0.78	02/28/2012	-	-	-	-
	173,611	-	-	0.78	03/31/2012	-	-	-	-
	173,611	-	-	0.78	04/30/2012	-	-	-	-
	173,611	-	-	0.78	05/31/2012	-	-	-	-
	173,611	-	-	0.78	06/30/2012	-	-	-	-
	173,611	-	-	0.78	07/31/2012	-	-	-	-
	173,611	-	-	0.78	08/31/2012	-	-	-	-
	173,611	-	-	0.78	09/30/2012	-	-	-	-
	173,611	-	-	0.78	10/31/2012	-	-	-	-
	173,611	-	-	0.78	11/30/2012	-	-	-	-
	173,611	-	-	0.78	12/31/2012	-	-	-	-
	173,611	-	-	0.78	01/31/2013	-	-	-	-
	173,611	-	-	0.78	02/28/2013	-	-	-	-
	173,611	-	-	0.78	03/31/2013	-	-	-	-
	173,611	-	-	0.78	04/30/2013	-	-	-	-
	173,611	-	-	0.78	05/31/2013	-	-	-	-
	173,611	-	-	0.78	06/30/2013	-	-	-	-
	173,611	-	-	0.78	07/31/2013	-	-	-	-
	173,611	-	-	0.78	08/31/2013	-	-	-	-
	173,611	-	-	0.78	09/30/2013	-	-	-	-
	173,611	-	-	0.78	10/31/2013	-	-	-	-
	173,611	-	-	0.78	11/30/2013	-	-	-	-
	173,611	-	-	0.78	12/31/2013	-	-	-	-
	-	-	1,475,697	0.78	(1)	-	-	-	-
TOTAL	4,774,303	-	1,475,697			-	-	-	-

	OPTION AWARDS					STOCK AWARDS
									Equity
									Incentive
								Equity	Plan
								Incentive	Awards:
								Plan	Market or
			Equity					Awards:	Payout
			Incentive					Number of	Value of
			Plan					Unearned	Unearned
			Awards;				Market	Shares,	Shares,
	Number of	Number of	Number of			Number of	Value of	Units or	Units or
	Securities	Securities	Securities			Share or	Shares or	Other	Other
	Underlying	Underlying	Underlying			Units of	Units of	Rights	Rights
	Unexercised	Unexercised	Unexercised	Option	Option	Stock that	Stock That	That Have	That Have
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Have Not	Have Not	Not Vested	Not Vested
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date	Vested (#)	Vested($)	(#)	($)
Dyron Watford,	86,806	-	-	0.78	09/30/2011	-	-	-	-
CFO	173,611	-	-	0.78	10/30/2011	-	-	-	-
	173,611	-	-	0.78	11/30/2011	-	-	-	-
	173,611	-	-	0.78	12/31/2011	-	-	-	-
	173,611	-	-	0.78	01/31/2012	-	-	-	-
	173,611	-	-	0.78	02/28/2012	-	-	-	-
	173,611	-	-	0.78	03/31/2012	-	-	-	-
	173,611	-	-	0.78	04/30/2012	-	-	-	-
	173,611	-	-	0.78	05/31/2012	-	-	-	-
	173,611	-	-	0.78	06/30/2012	-	-	-	-
	173,611	-	-	0.78	07/31/2012	-	-	-	-
	173,611	-	-	0.78	08/31/2012	-	-	-	-
	173,611	-	-	0.78	09/30/2012	-	-	-	-
	173,611	-	-	0.78	10/31/2012	-	-	-	-
	173,611	-	-	0.78	11/30/2012	-	-	-	-
	173,611	-	-	0.78	12/31/2012	-	-	-	-
	173,611	-	-	0.78	01/31/2013	-	-	-	-
	173,611	-	-	0.78	02/28/2013	-	-	-	-
	173,611	-	-	0.78	03/31/2013	-	-	-	-
	173,611	-	-	0.78	04/30/2013	-	-	-	-
	173,611	-	-	0.78	05/31/2013	-	-	-	-
	173,611	-	-	0.78	06/30/2013	-	-	-	-
	173,611	-	-	0.78	07/31/2013	-	-	-	-
	173,611	-	-	0.78	08/31/2013	-	-	-	-
	173,611	-	-	0.78	09/30/2013	-	-	-	-
	173,611	-	-	0.78	10/31/2013	-	-	-	-
	173,611	-	-	0.78	11/30/2013	-	-	-	-
	173,611	-	-	0.78	12/31/2013	-	-	-	-
	-	-	1,475,697	0.78	(1)	-	-	-	-
TOTAL	4,774,303	-	1,475,697			-	-	-	-

(1)	These options held by Mr. Raley vest in equal monthly installments pursuant to his employment contract at a rate of 173,611 per month.
(2)	These options held by Mr. Watford vest in equal monthly installments pursuant to his employment contract at a rate of 173,611 per month.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth beneficial ownership information as of April 1, 2009 for shares of our capital stock or rights to acquire shares of our capital stock exercisable within 60 days beneficially owned by:
•	our chief executive officer and other executive officers;
•	each director;
•	our directors and executive officers as a group; and
•	each person who is known by us to beneficially own more than 5% of the outstanding shares of our common stock and other classes of voting stock.

Percentage ownership in the following table is based on 6,458,840,784 shares of common stock outstanding as of April 1, 2009.  A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from the date of this Proxy Statement upon the exercise of options, warrants or convertible securities.  Each beneficial owner’s percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants or other convertible securities included in that person’s holdings, but not those underlying shares held by any other person.

To our knowledge, each person, along with his or her spouse, has sole voting and investment power over the shares unless otherwise noted.
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Billy Raley(2)	8,278,469	0.13%

Dyron M. Watford(3)	7,378,469	0.11%

All officers and directors as a group (2 persons)	15,656,938	0.24%

Beneficial Owners of More than 5% of the Company’s Common Stock
___________
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

(2)	Includes 5,815,969 shares of common stock issuable upon the exercise of stock options vested through 6/30/09
(3)	Includes 5,815,969 shares of common stock issuable upon the exercise of stock options vested through 6/30/09.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The Company's Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services.  In its review of non-audit service fees and its appointment of Mark Bailey & Company, Ltd. as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence.  All of the services provided and fees charged by our independent auditors were approved by the Board of Directors. The following table presents fees for audit services rendered by Mark Bailey & Company, Ltd. for the audit of the Company’s annual financial statements for the year ended December 31, 2008 and fees billed for other services rendered by Mark Bailey & Company, Ltd. during that period. The following table also presents fees for audit services rendered by Cross, Fernandez, Riley,  LLP for the audit of the Company’s annual financial statements for the year ended December 31, 2007 and fees billed for other services rendered by Cross, Fernandez, Riley,  LLP during that period.
	Fiscal 2008	Fiscal 2007
Audit Fees(1)	$60,000	$60,000
Audit-Related Fees(2)	-0-	-0-
Tax Fees(3)	-0-	-0-

Subtotal	$60,000	$60,000

All other Fees(4)	-0-	-0-

Total	$60,000	$60,000

(1)           Audit Fees – Audit fees billed to the Company by Mark Bailey & Company, Ltd. or Cross, Fernandez, Riley,  LLP for auditing the Company’s annual financial statements and/or reviewing the financial statements included in the Company’s Quarterly Reports on Form 10-Q.

(2)           Audit-Related Fees – There were no other fees billed by during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

(3)           Tax Fees – There were no tax fees billed during the last two fiscal years for professional services by Cross, Fernandez, Riley, LLP or Mark Bailey & Company, Ltd.

(4)           All Other Fees – There were no other fees billed by during the last two fiscal years for products and services provided.

Pre-approval of Audit and Non-Audit Services of Independent Auditor

The Board of Director’s policy is to pre-approve all audit and non-audit services provided by the independent auditors.  These services may include audit services, audit-related services, tax services and other services.  Pre-approval is generally provided for up to 12 months from the date of pre-approval and any pre-approval is detailed as to the particular service or category of services.  The Board of Directors may delegate pre-approval authority to one or more of its members when expedition of services is necessary.  The Board of Directors has determined that the provision of non-audit services by Mark Bailey & Company, Ltd. is compatible with maintaining its independence.

PART IV

ITEM 15.	EXHIBITS

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

10.17	Form of Senior Secured Convertible Debenture (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.18	Form of Registration Rights Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.19	Form of “A” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.20	Form of “B” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.21	Form of “C” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.22	Form of Security Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.23	Form of Subsidiary Guarantee (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.24	Form of Pledge Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.25	Form of Limited Standstill Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.26	Form of Securities Purchase Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2007).
10.27	Form of Convertible Debenture (previously filed on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2007).
10.28	Form of “D” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2007).
10.29	Form of “E” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2007).
10.30	Form of “F” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2007).
10.31	Form of “G” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2007).
10.32	Form of Securities Purchase Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2007).
10.33	Form of Convertible Debenture (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2007).
10.34	Form of “I” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2007).
10.35	Form of Consent and Amendment Agreement – September 2007 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2007).

EXHIBIT NUMBER	DESCRIPTION
10.36	Form of Consent and Amendment Agreement – November 2007 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2007).
10.37	Form of Amended Registration Rights Agreement – September 2007 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2007).
10.38	Form of Amended Registration Rights Agreement – November 2007 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2007).
10.39	Form of Securities Purchase Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2008).
10.40	Form of Convertible Debenture (previously filed on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2008).
10.41	Form of “J” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2008).
10.42	Form of Limited Standstill Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2008).
14	Code of Ethics (previously filed on Form 10-KSB, filed with the Securities and Exchange Commission on March 29, 2004).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*
_______
*           Filed herewith.

(C)          Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL ENERGY CORP.

Dated: July 22, 2009

	By:	/S/ Billy R. Raley
	Name:	Billy R. Raley
	Title:	CEO and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

UNIVERSAL ENERGY CORP.

Dated: July 22, 2009

	By:	/S/ Billy R. Raley
	Name:	Billy R. Raley
	Title:	CEO and Director

	By:	/S/ Dyron Watford
	Name:	Dyron Watford
	Title:	CFO and Chairman

Universal Energy Corp. And Subsidiaries

Consolidated Financial Statements

December 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders Universal Energy Corp.

We have audited the accompanying consolidated balance sheet of Universal Energy Corp. (the “Company”) as of December 31, 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended.  Universal Energy Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Energy Corp.  as of December 31, 2008, and the results of its consolidated operations and  cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mark Bailey & Company, Ltd.

Reno, Nevada

 July 21, 2009

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

/s/ CROSS, FERNANDEZ & RILEY, LLP

Orlando, Florida
April 14, 2008

UNIVERSAL ENERGY CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$82,524	$234,987
Accounts receivable	116,416	963
Debt issuance costs, net of accumulated amortization of $602,132 and $70,926	197,994	578,368
Prepaid expenses	6,280	64,228

Total current assets	403,214	878,546

Prepaid drilling and completion costs	24,392	414,377
Oil and gas properties (Note 4)	1,914,821	2,248,771
Property and equipment, net of accumulated depreciation of $6,131 and $2,409	7,406	7,731
Security deposit	1,545	1,545

Total assets	$2,351,378	$3,550,970

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$232,604	$209,536
Accrued expenses	163,020	72,602
Accrued interest	68,487	70,429
Promissory notes	-	250,000
Promissory notes to stockholders, net of discounts of $0 and $80,162	350,000	1,019,838
September 2007 Convertible Debentures, net of discounts of $628,813 and $4,146,443	1,325,869	963,851
November 2007 Convertible Debentures, net of discounts of $288,409 and $1,643,775	563,947	98,872
May 2008 Convertible Debentures, net of discounts of $920,528	282,038	-
October 2008 Convertible Debentures, net of discounts of $745,671	35,505	-
Derivative liabilities	-	10,915,752
Promissory notes to stockholders, net of discounts of $113,800	161,200	-

Total current liabilities	3,182,670	13,600,880

Asset retirement obligation	2,270	-

Total liabilities	3,184,940	13,600,880

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.0001 par value, 6,500,000,000 shares authorized, 3,254,175,258 and 29,847,733 shares issued and outstanding	325,419	2,985
Additional paid-in capital	13,639,741	5,365,556
Accumulated deficit	(14,798,722)	(15,418,451)

Total stockholders’ deficit	(833,562)	(10,049,910)

Total liabilities and stockholders’ deficit	$2,351,378	$3,550,970
See accompanying notes to consolidated financial statements.

UNIVERSAL ENERGY CORP. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the years ended December 31,
	2008	2007

Revenue, net	$678,016	$1,100

Cost of revenue	111,643	137

Gross profit	566,373	963

Operating expenses
Depreciation, amortization and depletion	665,557	73,336
General and administrative expenses	2,443,673	2,735,594
Impairment loss on oil and gas properties	1,504,112	2,702,147
Investor awareness and public relations	129,645	1,672,531
	4,742,987	7,183,608

Loss from continuing operations	(4,176,614)	(7,182,645)

Other income (expense)
Charges related to issuance of Sept. 2007 Convertible Debentures & Warrants	-	(4,621,371)
Charges related to issuance of Nov. 2007 Convertible Debentures & Warrants	-	(1,884,400)
Charges related to issuance of May. 2008 Convertible Debentures & Warrants	(753,649)	-
Charges related to issuance of Oct. 2008 Convertible Debentures & Warrants	(464,941)	-
Charges related to the repricing of the Sept 07 & Nov 07 Debentures & Warrants	(9,404,508)	-
Excess embedded derivative value	(4,418,255)	(831,033)
Change in fair value of derivatives	22,057,979	940,019
Loss on conversion of debentures	(416,959)	-
Accretion of discounts on convertible debentures	(1,160,169)	(231,690)
Interest expense, net	(643,155)	(200,134)
Total other income (expense)	4,796,343	(6,828,609)

Net income (loss) before income taxes and discontinued operations	619,729	(14,011,254)

Provision for income taxes (Note 14)	-	-

Discontinued operations
Loss from operations of discontinued operations	-	(33,618)
Loss from discontinued operations	-	(33,618)

Net income (loss)	$619,729	$(14,044,872)

Weighted average shares outstanding – basic	544,647,860	28,860,301
– diluted	48,457,238,640	28,860,301

Net income (loss) per share from continuing operations
– basic and diluted	$0.00	$(0.49)

Net income (loss) per share from discontinued operations
– basic and diluted	$0.00	$(0.00)

Total Net income (loss) per share
– basic and diluted	$0.00	$(0.49)
See accompanying notes to consolidated financial statements.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Capital Deficiency)

For the Years ended December 31, 2008 and 2007

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Par Value	capital	deficit	Total

Balances, December 31, 2006	26,263,957	$2,626	$1,888,144	$(1,373,579)	$517,191

Rounding for stock split	55	-	-	-	-

Issuance of common stock for cash, net of issuance costs	976,038	98	283,788	-	283,886

Issuance of common stock for cash, net of issuance costs	2,070,000	207	772,793	-	773,000

Fair value of warrants issued with promissory notes	-	-	344,325	-	344,325

Fair value of warrants issued to private placement agents	-	-	220,974	-	220,974

Compensation expense – stock option issuances	-	-	1,380,830	-	1,380,830

Compensation expense employment agreement stock grant	387,683	38	308,557	-	308,595

Compensation expense advisory board contract stock grant	150,000	16	166,145	-	166,161

Net loss	-	-	-	(14,044,872)	(14,044,872)

Balances, December 31, 2007	29,847,733	$2,985	$5,365,556	$(15,418,451)	$(10,049,910)

Fair value of warrants issued to brokers	-	-	71,097	-	71,097

Compensation expense – stock option issuances	-	-	1,380,828	-	1,380,828

Compensation expense advisory board contract stock grants	150,000	16	28,320	-	28,336

Issuance of common stock for debt conversions	3,224,177,525	322,418	6,793,940	-	7,116,358

Net loss	-	-	-	619,729	619,729

Balances, December 31, 2008	3,254,175,258	$325,419	$13,639,741	$(14,798,722)	$(833,562)
See accompanying notes to consolidated financial statements.

UNIVERSAL ENERGY CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
	For the years ended December 31,
	2008	2007
Cash flows from operating activities:

Net income (loss)	$619,729	$(14,044,872)

Adjustments to reconcile net loss to net cash used in continuing operating activities:
Accretion of discounts on convertible debentures	1,160,169	231,690
Change in fair value of derivatives	(22,057,979)	(940,019)
Charges related to issuance of Sept. 2007 Convertible Debentures & Warrants	-	4,621,371
Charges related to issuance of Nov. 2007 Convertible Debentures & Warrants	-	1,884,400
Charges related to issuance of May 2008 Convertible Debentures & Warrants	753,649	-
Charges related to issuance of Oct. 2008 Convertible Debentures & Warrants	464,941	-
Charges related to the repricing of the Sept 07 & Nov 07 Debentures & Warrants	9,404,508
Excess embedded derivative value	4,418,255	831,033
Loss on debt conversions	416,959	-
Amortization of fair value of warrants issued with promissory notes	80,162	264,164
Stock issued for interest	119,406	-
Penalties on debentures	76,537	-
Stock compensation expense – advisory board stock grants	28,336	166,162
Stock compensation expense – stock grants	-	308,597
Stock compensation expense – stock options	1,380,826	1,380,826
Charges related to the impairment of oil and gas properties	1,504,112	2,702,147
Depreciation, amortization and depletion	665,557	73,335
(Increase) decrease in operating assets:
Prepaid drilling and completion costs	389,985	(414,377)
Accounts receivable	(115,453)	(963)
Funds held in escrow	-	25,206
Prepaid expenses	57,948	(64,228)
Other current assets	-	12,946
Increase (decrease) in operating liabilities:
Accounts payable	23,068	179,637
Accrued expenses	90,418	129,188
Accrued interest	(1,942)	-
Net cash used in operating activities of continuing operations	(520,809)	(2,653,757)
Net cash used in discontinued operations	-	(42,599)
Net cash used in operating activities	(520,809)	(2,696,356)

Cash flows from investing activities:
Investment in oil and gas properties	(1,298,523)	(4,843,989)
Security deposit	-	(1,545)
Purchase of property and equipment	(3,396)	(10,140)
Net cash used in investing activities of continuing operations	(1,301,919)	(4,855,674)
Net cash provided by investing activities of discontinued operations	-	7,600
Net cash used in investing activities	(1,301,919)	(4,848,074)

Cash flows from financing activities:
Proceeds from issuance of promissory notes	600,000	1,350,000
Net proceeds from issuance of convertible debentures	1,275,000	4,921,680
Net proceeds from issuances of common stock	-	1,056,887
Debt issuance costs	(79,735)	-
Repayments of promissory note	(125,000)	-
Net cash provided by financing activities	1,670,265	7,328,567

Net decrease in cash and cash equivalents	(152,463)	(215,863)

Cash and cash equivalents , beginning of period	$234,987	$450,850

Cash and cash equivalents, end of period	$82,524	$234,987

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$423,372	$138,747
Non cash financing activities
Fair value of warrants issued to private placement agents	$73,100	$220,974
Conversion of promissory notes into debenture financings	$325,000	$0
See accompanying notes to consolidated financial statements.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008

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

Principles of Consolidation. The Company’s consolidated financial statements for the periods ended December 31, 2008 and 2007, include the accounts of its wholly owned subsidiaries UT Holdings, Inc. and Universal Explorations Corp., both Delaware corporations.  All intercompany balances and transactions have been eliminated.

Discontinued Operations.  Due to the Company’s inability to expand its prior operations, on May 21, 2006, the Board of Directors approved changing the business direction to fully pursuing plans to acquire and develop oil and natural gas properties.  The Company sold the assets of its prior operations in February 2007 for $7,600.  The results of operations from the Company’s prior operations are included in discontinued operations on the consolidated statements of operations.

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

NOTE 2 – BASIS OF PRESENTATION

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company has experienced net losses since January 4, 2002 (date of inception), which losses have caused an accumulated deficit of approximately $14,798,700 as of December 31, 2008.  In addition, the Company has consumed cash in its continuing operating activities of approximately $520,800 and $2,653,800 for the years ended December 31, 2008 and 2007, respectively.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management has been able, thus far, to finance the losses, as well as the growth of the business, mostly through private placements of the Company’s common stock and debt offerings.  The Company is continuing to seek other sources of financing and attempting to increase production of their prospects that have been drilled and completed.  Conversely, the ongoing development of the Company’s petroleum and natural gas prospects in Louisiana and Texas will likely result in operating losses for the foreseeable future.

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

Reclassifications. Certain prior periods’ balances have been reclassified to conform to the current year consolidated financial statement presentation. These reclassifications had no impact on previously reported consolidated results of operations, stockholders’ deficit, or cash flows.

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

Accounts Receivable.  The Company has receivables for sales of oil, gas and natural gas liquids. Management has established an allowance for doubtful accounts. The allowance is evaluated by management and is based on management’s periodic review of the collectability of the receivables in light of historical experience, the nature and volume of the receivables, and other subjective factors.

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

Revenue Recognition.  The Company derives revenue primarily from the sale of produced natural gas and crude oil.  The Company reports revenue as the net amount received after taking into account royalties. Production taxes and transportation costs are reported as separate expenses.  Each month we record revenue based on the actual sales of crude oil and natural gas.  The estimates we make relate to the average price received throughout the month for those sales.  As the production is relatively steady throughout the month, the estimates for the price received for those sales are relatively accurate as the daily prices for the oil and natural gas sold are readily available. Variances between our estimates and the actual amounts received are recorded in the month payment is received.

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

Income (Loss) per Share.  The Company utilizes Financial Accounting Standards Board Statement No. 128, “Earnings Per Share.”  Statement No. 128 requires the presentation of basic and diluted loss per share on the face of the statement of operations.  Basic and diluted income (loss) per share has been calculated using the weighted average number of common shares outstanding during the period.

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

The following table presents derivative liabilities, the Company’s only financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the fiscal year ended December 31, 2008:

Fair Value
As of December 31, 2008	Level 1	Level 2	Level 3	Total

Derivative liabilities	$-	$-	$-	$-

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

The following table reconciles, for the period ended December 31, 2008, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of Derivative Liabilities at December 31, 2007	$10,915,752
Fair Value of warrants and conversion feature of the May 2008 debenture at issuance	1,723,649
Fair Value of warrants and conversion feature of the Oct. 2008 debenture at issuance	1,094,941
Fair Value of warrants and conversion feature of the March 2008 notes at issuance	420,354
Conversion of September 2007 convertible debentures into common stock	(1,127,211)
Conversion of November 2007 convertible debentures into common stock	(374,014)
Gain on fair value adjustments to derivatives	(22,057,979)
Charge related to the repricing of the 2007 Debentures	9,404,508
Balance at December 31, 2008	$-

The valuation of the derivatives are calculated using a Black-Scholes pricing model that is based on changes in the volatility of the Company’s shares, its stock price, the probability of a reduction in exercise and conversion price, and the time to conversion of the related financial instruments. See Note 6, Note 7, Note 8 and Note 9 for more information on the valuation methods used.

Recently Issued Accounting Standards.  In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51. This statement requires an entity to separately disclose non-controlling interests as a separate component of equity in the balance sheet and clearly identify on the face of the income statement net income related to non-controlling interests. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement will not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations. This statement requires assets acquired and liabilities assumed to be measured at fair value as of the acquisition date, acquisition-related costs incurred prior to the acquisition to be expensed and contractual contingencies to be recognized at fair value as of the acquisition date. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. We will comply with this statement prospectively in accounting for future business combinations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. This statement changes the disclosure requirements for derivative instruments and hedging activities. The statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This statement will not have a material impact on the Company’s financial disclosures.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 addresses whether instruments granted in share-based payments transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. FSP EITF No. 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. FSP EITF No. 03-6-1 could be applicable to us but the Company has no current transactions that would be affected.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP FAS 157-3 clarifies the application of FASB statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP could be applicable to us but the Company currently has no financial assets of this type.

On December 31, 2008, the Securities and Exchange Commission (SEC) adopted major revisions to its rules governing oil and gas company reporting requirements. These include provisions that permit the use of new technologies to determine proved reserves and that allow companies to disclose their probable and possible reserves to investors. The current rules limit disclosure to only proved reserves. The new disclosure requirements also require companies to report the independence and qualifications of the person primarily responsible for the preparation or audit of reserve estimates, and to file reports when a third party is relied upon to prepare or audit reserves estimates. The new rules also require that oil and gas reserves be reported and the full-cost ceiling value calculated using an average price based upon the prior 12-month period. The new oil and gas reporting requirements are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009, with early adoption not permitted. We are in the process of assessing the impact of these new requirements on the Company’s financial position, results of operations and financial disclosures.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. FAS 165 is effective for interim and annual periods ending after June 15, 2009 and will be effective for the Company beginning with its interim period ended June 30, 2009. Since FAS 165 at most requires additional disclosures, the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending September 30, 2009 and it does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4 – OIL AND GAS PROPERTIES

The Company follows the full cost method of accounting for oil and gas operations whereby all costs of exploring for and developing oil and gas reserves are initially capitalized on a country-by-country (cost center) basis. Capitalized costs, less estimated salvage value, are depleted using the units-of-production method whereby historical costs and future development costs are amortized over the total estimated proved reserves. Costs of acquiring and evaluating unproven properties and major development projects are initially excluded from the depletion and depreciation calculation until it is determined whether or not proved reserves can be assigned to such properties. These costs are assessed periodically to ascertain whether impairment has occurred (i.e., "impairment tests”). All of the Company’s oil and gas properties are located in the United States. The following table summarizes information regarding the Company's proved oil and gas acquisition, exploration and development activities:

				Depletion and	Net Carrying Value
			Capitalized	Impairment	December 31,
	Acquisition	Exploration	Interest	Loss	2008	2007
Louisiana	$312,270	$2,616,398	$64,726	$(1,234,742)	$1,758,652	$1,742,801
Texas	185,850	261,972	108,347	(400,000)	156,169	505,970

Totals	$498,120	$2,878,370	$173,073	$(1,634,742)	$1,914,821	$2,248,771

In the United States, depletion and depreciation expense for the year ended December 31, 2008 was $130,630 (2007 - $0).  During the year ended December 31, 2008, the Company’s proved properties in the United States exceeded their estimated realizable value which resulted in a $1,504,112 non-cash impairment loss being recognized.

Natural gas and oil reserves- United States (unaudited).

The following table summarizes the changes in the Company’s proved natural gas and oil reserves for the years ended December 31, 2007 and 2008.  The Company had four producing wells at the beginning of fiscal 2008 that were not assigned proved reserves. The gas and oil reserve quantities owned by the Company were prepared by an independent petroleum engineering firm.

	Liquids (Bbls)[1]	Gas (Mcf*)[2]	Total (Mcfe) [3]
Proved reserves, January 1, 2007	-	-	-
Extensions, discoveries and other additions	-	-	-
Revisions of previous estimates	-	-	-
Production	-	-	-
Proved reserves, December 31, 2007	-	-	-
Proved reserves, January 1, 2008	-	-	-
Extensions, discoveries and other additions	3,682	619,839	641,931
Revisions of previous estimates	-	-	-
Production	(682)	(64,019)	(68,111)
Proved reserves, December 31, 2008	3,000	555,820	573,820

Proved reserves:
Beginning of year	-	-	-
End of year	3,000	555,820	573,820

(1)	Bbls – Barrels
(2)	Mcf – Thousands of cubic feet
(3)	Mcfe – Thousands of cubic feet equivalent (1 Bbls = 6 Mcf = 6,000 Mcfe)

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4 – OIL AND GAS PROPERTIES, CONTINUED

The “Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Natural Gas and Oil Reserves” (standardized measure) is a disclosure required by Statement of Financial Accounting Standards No. 69, “Disclosures About Oil and Gas Producing Activities” (FAS 69).  The standardized measure does not purport to present the fair market value of a company’s proved gas and oil reserves. In addition, there are uncertainties inherent in estimating quantities of proved reserves.

Following is the standardized measure relating to proved gas and oil reserves at December 31, 2008 and 2007:

	For the Fiscal Years Ended
	December 31, 2008	December 31, 2007
Future cash inflows	$3,262,860	-
Future production costs	(870,507)	-
Future net cash flows	2,392,353	-
10% annual discount for estimated timing of cash flows	(477,532)	-
Standardized measure of discounted future net cash flows	$1,914,821	-

Under the standardized measure, future cash inflows were estimated by applying year-end prices, adjusted for known contractual changes, to the estimated future production of year-end proved reserves. Year-end market prices used for the standardized measures above were $5.63 per Mcf for gas and $44.60 per barrel for liquids in 2008.

Future cash inflows were reduced by estimated future production and development costs based on year-end costs to determine pre-tax cash inflows. Future income taxes were computed by applying the year-end statutory rate, after consideration of permanent differences, to the excess of pre-tax cash inflows over the Company’s tax basis in the associated proved gas and oil properties. Future net cash inflows after income taxes were discounted using a 10% annual discount rate to arrive at the standardized measure.

Asset Retirement Obligations.

In accordance with SFAS 143, asset retirement obligations associated with producing wells are accrued over the life of the well.  The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and natural gas properties is recorded when a liability is incurred, generally through a lease construction or acquisition or completion of a well.  The current estimated costs are escalated at an inflation rate and discounted to present value at a credit adjusted risk-free rate over the estimated economic life of the properties.  Such costs are capitalized as part of the basis of the related asset and are depleted as part of the applicable full cost pool.  The associated liability is recorded initially as a long-term liability.  Subsequent adjustments to the initial asset and liability are recorded to reflect revisions to estimated future cash flow requirements.  In addition, the liability is adjusted to reflect accretion expense as well as settlements during the period. A reconciliation of the changes in the asset retirement obligations is as follows:

	December 31, 2008	December 31, 2007
Balance, beginning of year	$-	$-
Liabilities incurred	2,270	-
Accretion	-	-
Total asset retirement obligations	$2,270	$-

The asset retirement obligations were estimated based on a discount rate of 10%, an inflation rate of 3.0% and settlement period of 3.25 years.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 5 – PROMISSORY NOTES

Promissory Note with Stockholder - $250,000.   On June 12, 2007, the Company issued an unsecured promissory note in the amount of $250,000 to a stockholder.  Interest accrued on the outstanding principal balance from and after June 12, 2007 at a rate of 11 percent per annum.   Interest was calculated on the basis of a 360-day year, and is charged on the principal outstanding for the actual number of days elapsed.   The Company was required to pay the holder all accrued interest and the outstanding principal on the maturity date.  The maturity date of the note was December 12, 2007.  The conversion feature which was in effect during the time this loan was outstanding, allows the note holder to convert outstanding principal and interest into common stock. The conversion price was subject to the pricing of certain stock offerings. During July 2008, the note holders converted $250,000 of principal balance of their note into 21,551,724 shares of common stock under the same terms as the September 2007 Debenture financing (Note 6).

Promissory Notes - $750,000.   On or about June 12, 2007, the Company issued unsecured promissory notes in the aggregate amount of $750,000 to certain investors.  Interest accrued on the outstanding principal balance from June 12, 2007 at a rate of 11 percent per annum.   Interest was calculated on the basis of a 360-day year, and is charged on the principal outstanding from time to time for the actual number of days elapsed.   The Company was required to pay the holder all accrued interest and the outstanding principal on the maturity date of December 12, 2007.

The conversion feature which was in effect during the time the loan was outstanding, allowed the note holder to convert outstanding principal and interest into common stock. The conversion price was subject to the pricing of certain stock offerings. During the twelve month period ended December 31, 2008, the note holders converted $625,000 of principal balance of their notes during into 55,484,046 shares of common stock under the same terms as the September 2007 Debenture financing (Note 6).

On January 9, 2008, the Company repaid $125,000 principal balance and $7,993 of accrued interest to one investor.

Contemporaneous with the issuance of the promissory notes, a total of 750,000 warrants were issued at an exercise price of $1.25.  The warrants vested immediately and have a 5 year term from the date of the promissory note.  If at any time after one year from the initial exercise date there is no effective registration statement registering, or no current prospectus available for, the resale of the warrant shares by the holder, then this warrant may also be exercised at such time by means of a “cashless exercise” in which the holder shall be entitled to receive a certificate for the number of warrant shares equal to the quotient obtained by dividing [(A-B) (X)] by (A), where (A) = the Volume Weighted Average Price (“VWAP”) on the trading day immediately preceding the date of such election; (B) = the Exercise Price of the warrant, as adjusted; and (X) = the number of warrant shares issuable upon exercise of the warrant in accordance with the terms of this warrant by means of a cash exercise rather than a cashless exercise.

The fair value of the warrants issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.13%; no dividend yields; volatility factors of the expected market price of the Company’s common stock of 23.12%; an estimated forfeiture rate of 15%; and an expected life of the warrants of 5 years. This generated a price of $0.39 per warrant based on a strike price of $1.25 at the date of grant, which was June 12, 2007. As a result, approximately $187,500 of discount on promissory notes and additional paid-in capital was recorded during the twelve month period ended December 31, 2007 relating to the issuance of the warrants.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 5 – PROMISSORY NOTES, CONTINUED

Promissory Note - $200,000.   On October 4, 2007, the Company issued an unsecured promissory note in the amount of $200,000 to Billy Raley, the Company’s CEO and Director.  Interest accrued on the outstanding principal balance from October 4, 2007 at a rate of 11 percent per annum.   Interest was calculated on the basis of a 360-day year, and was charged on the principal outstanding from time to time for the actual number of days elapsed.   The Company was required to pay the holder all accrued interest and the outstanding principal on the maturity date of April 4, 2008.  The note was not paid on maturity and is therefore in default.

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

Contemporaneous with the issuance of the promissory notes totaling $350,000, 350,000 warrants were issued at an exercise price of $1.05.  The warrants vest immediately and have a 5 year term from the date of the promissory note.  If at any time after one year from the initial exercise date there was no effective registration statement registering, or no current prospectus available for, the resale of the warrant shares by the holder, then this warrant may also be exercised at such time by means of a “cashless exercise” in which the holder shall be entitled to receive a certificate for the number of warrant shares equal to the quotient obtained by dividing [(A-B) (X)] by (A), where (A) = the volume weighted average price  on the trading day immediately preceding the date of such election; (B) = the exercise price of the warrant, as adjusted; and (X) = the number of warrant shares issuable upon exercise of the warrant in accordance with the terms of the warrant by means of a cash exercise rather than a cashless exercise.

The fair value of the warrants issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.75%; no dividend yields; volatility factors of the expected market price of the Company’s common stock of 105.91%; an estimated forfeiture rate of 0%; and an expected life of the warrant of 5 years. This generates a price of $0.81 per warrant based on a strike price of $1.05 at the date of grant, which was October 4, 2007. As a result, approximately $156,800 of discount on promissory notes and additional paid-in capital was recorded at the issue date relating to the issuance of promissory notes.

Promissory Notes - $600,000.   On or about March 13, 2008, the Company issued promissory notes in the amount of $600,000 to certain investors.  Interest accrues on the outstanding principal balance of this note at the rate of 12% per annum.  Interest is calculated on the basis of a 365-day year, and is charged on the principal outstanding for the actual number of days elapsed.  The Company pays each holder all accrued interest on a calendar quarterly basis, commencing at the end of the first calendar quarter following the purchase of this note.  The Company will begin making monthly cash principal payments on the first business day of each calendar month beginning on the first business day of the thirteenth full calendar month following purchase of the note.  The amount of the monthly payment is based on a two-year amortization of the note.  The holder has the right to convert the outstanding principal balance (in whole and not in part) into such number of securities by dividing the outstanding balance by $0.50.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 5 – PROMISSORY NOTES, CONTINUED

The conversion feature in effect during the time the loan is outstanding, allows the note holder to convert outstanding principal and interest into common stock. The conversion price is subject to the pricing of certain stock offerings. During June 2008, two of the note holders exchanged $200,000 of principal balance of their note into the May 2008 Debenture financing. During November 2008, one of the note holders exchanged $125,000 of principal balance of their note into the October 2008 Debenture financing.

NOTE 6 – CONVERTIBLE DEBENTURES – SEPTEMBER 2007

On or about September 13, 2007, the Company consummated a securities purchase agreement (the “September 2007 SPA”) in which the Company received aggregate proceeds of $4,000,000 reflecting a 20% original issue discount to the purchasers. Pursuant to the September 2007 SPA, the Company issued:

•	an aggregate of $5,110,294 of Senior Debentures (the “Senior Debentures”), convertible into shares of the Company’s common stock at $0.80 per share;
•	A Warrants to purchase up to an aggregate of 6,387,868 shares of the Company’s common stock at an exercise price of $0.88 per share, for a period of 5 years from the closing date of the financing;
•
B Warrants to purchase up to an aggregate of 6,387,868 units, each unit consisting of a share of the Company’s common stock and one C Warrant, at exercise price of $0.80 per unit, for a period of 1 year from the effective date of the initial registration statement; the C Warrants permit the holders thereof to purchase one share of the Company’s common stock at a price of $0.88 per share.

The Senior Debentures are due and payable on August 31, 2009, and will begin to amortize monthly commencing on September 1, 2008. The Senior Debentures bear interest at a rate of eight percent per annum. The amortization may be effected through cash payments, or at the Company’s option subject to certain conditions, through the issuance of shares of the Company’s common stock, based on a price per share equal to 80% of the lowest three (3) closing bid prices of the common stock over the 20 trading days immediately preceding the date of such payment.

Until the maturity date of the Senior Debentures, the purchasers have the right to convert the Senior Debentures, in whole or in part, into shares of the Company’s common stock at a price $0.80, which was subsequently adjusted downward to $0.50 in March 2008 (upon issuance of certain promissory notes discussed in Note 5 – Promissory Notes) and further adjusted to the lesser of $0.25 or 80% of the lowest three (3) closing bid prices of the common stock over the 20 trading days immediately preceding the date of such payment in June 2008 (upon issuance of the May 2008 Debentures discussed in Note 8).  The conversion price may be adjusted downward under circumstances set forth in the Senior Debentures. If so adjusted, the aggregate number of shares issuable, upon conversion in full, will increase.

The Senior Debentures include customary default provisions and an event of default includes, among other things, a change of control, the sale of all or substantially all of  the Company’s assets, the failure to file and have a registration statement declared effective on or before the deadlines set forth in the Registration Rights Agreement, or the lapse of the effectiveness of registration statements for more than 20 consecutive trading days or 30 non-consecutive days during any 12-month period (with certain exceptions) which results in such indebtedness being accelerated. Upon the occurrence of an event of default, each Debenture may become immediately due and payable, either automatically or by declaration of the holder of such Debenture. The aggregate amount payable upon an acceleration by reason of an event of default shall be equal to the greater of 125% of the principal amount of the Senior Debentures to be prepaid or the principal amount of the Senior Debentures to be prepaid, divided by the conversion price on the date specified in the Debenture, multiplied by the closing price on the date set forth in the Debenture.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 6 – CONVERTIBLE DEBENTURES – SEPTEMBER 2007, CONTINUED

The purchasers also received A Warrants to purchase 6,387,868 additional shares of common stock at a price of $0.88 per share exercisable for five years. The investors also received B Warrants to purchase 6,387,868 additional shares of common stock at a price of $0.80 per share exercisable for one year after the registration statement is declared effective. The investors will also receive a C Warrant with the exercise of the B Warrant that will allow the investors to purchase 6,387,868 additional shares of common stock at a price of $0.88 per share   exercisable for a period of five years.  The exercise price of the warrants may be adjusted downward under the circumstances set forth in the warrants.  All warrants vest immediately upon issuance.  If so adjusted, the aggregate number of shares issuable, upon exercise in full, will be increased so that the total aggregate cash exercise price remains constant.  Upon the occurrence of an event of default, the holder of the warrant can demand payment for their warrants at fair value.

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

The Company’s obligations to the holders in the September 2007 Financing are secured by a senior security interest and lien granted upon all of the Company’s assets pursuant to the terms of a Security Agreement entered into in connection with the closing.   The Senior Debentures and the September 2007 Warrants contain anti-dilution provisions.

In connection with this transaction, each purchaser has contractually agreed to restrict its ability to convert the Senior Debentures, exercise the warrants and additional investment rights and receive shares of the Company’s common stock such that the number of shares of the Company’s common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such conversion or exercise.

The fair values derivative instruments related to the Debentures were valued as of September 13, 2007, the date of issuance using the Black-Scholes model, resulting in an initial fair value of approximately $8,621,400. The excess of the fair value over the transaction price of the Debentures was recorded through the results of operations in September 2007 as a debit of approximately $4,621,400 to Charges Related to Issuance of September 2007 Convertible Debentures and Warrants.

The derivatives outstanding at December 31, 2008 were again valued at fair value using the Black Scholes model, resulting in a decrease in the fair value of the liability of approximately $7,272,000, which was recorded through the results of operations as a credit to adjustments to fair value of derivatives.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 6 – CONVERTIBLE DEBENTURES – SEPTEMBER 2007, CONTINUED

In connection with this financing, the Company paid cash fees to a broker-dealer of $120,000 and issued a warrant to purchase 280,000 shares of common stock at an exercise price of $0.88 per share. The initial fair value of the warrant was estimated at approximately $147,900 using the Black Scholes pricing model. The assumptions used in the Black Scholes model were as follows: (1) dividend yield of 0%, (2) expected volatility of 64.45%, (3) risk-free interest rate of 5.09%, and (4) expected life of 2 years. Cash fees paid, and the initial fair value of the warrant, have been capitalized as debt issuance costs and are being amortized over 24 months using the effective interest rate method. The following table summarizes the September 2007 Convertible Debentures and discounts outstanding at December 31, 2008:

September 2007 Debentures at fair value	$5,110,294
Penalties	76,537
Conversions	(3,232,149)
Warrant derivative discount	(492,198)
Original issue discount	(136,615)
Net convertible debentures	$1,325,869

NOTE 7 – CONVERTIBLE DEBENTURES – NOVEMBER 2007

On or about November 29, 2007 the Company consummated a Securities Purchase Agreement (the “November SPA”) in which the Company received aggregate proceeds of $1,350,000 reflecting a 20% original issue discount to the purchasers. Pursuant to the November SPA, the Company issued:

•	an aggregate of $1,742,647 of Junior Debentures convertible into shares of the Company’s common stock at $0.80 per share;
•
D Warrants to purchase up to an aggregate of 2,178,309 shares of the Company’s common stock at an exercise price of $0.88 per share, for a period of 5 years from the closing date of the November 2007 Financing;

•
E Warrants to purchase up to an aggregate of 2,178,309 units, each unit consisting of a share of the Company’s common stock and one F Warrant, at exercise price of $0.80 per unit, for a period of 1 year from the effective date of the initial registration statement; the F Warrants permit the holders thereof to purchase one share of the Company’s common stock at a price of $0.88 per share.

•	G Warrants to purchase up to an aggregate of 2,178,309 shares at $1.00 per share for a period of five years from the closing date of the November 2007 financing.

The outstanding principal balances of the Junior Debentures are due and payable on October 31, 2009, and will begin to amortize monthly commencing on November 1, 2008. The Junior Debentures bear interest at a rate of 8 percent per annum. The amortization may be effected through cash payments, or at the Company’s option subject to certain conditions, through the issuance of shares of the Company’s common stock, based on a price per share equal to 80% of the lowest three (3) closing bid prices of the common stock over the 20 trading days immediately preceding the date of such payment.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 7 – CONVERTIBLE DEBENTURES – NOVEMBER 2007, CONTINUED
Until the maturity date of the Junior Debentures, the purchasers have the right to convert the Junior Debentures, in whole or in part, into shares of the Company’s common stock at a price $0.80, which was subsequently adjusted downward to $0.50 in March 2008 (upon issuance of certain promissory notes discussed in Note 5 – Promissory Notes) and further adjusted to the lesser of $0.25 or 80% of the lowest three (3) closing bid prices of the common stock over the 20 trading days immediately preceding the date of such payment in June 2008 (upon issuance of the May 2008 Debentures discussed in Note 8).

The Junior Debentures include customary default provisions and an event of default includes, among other things, a change of control, the sale of all or substantially all of  the Company’s assets, the failure to file and have a registration statement declared effective on or before the deadlines set forth in the Registration Rights Agreement, or the lapse of the effectiveness of registration statements for more than 20 consecutive trading days or 30 non-consecutive days during any 12-month period (with certain exceptions) which results in such indebtedness being accelerated. Upon the occurrence of an event of default, each Debenture may become immediately due and payable, either automatically or by declaration of the holder of such Debenture. The aggregate amount payable upon an acceleration by reason of an event of default shall be equal to the greater of 125% of the principal amount of the Junior Debentures to be prepaid or the principal amount of the Junior Debentures to be prepaid, divided by the conversion price on the date specified in the Debenture, multiplied by the closing price on the date set forth in the Debenture.

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

In connection with this transaction, each purchaser has contractually agreed to restrict its ability to convert the Junior Debentures, exercise the warrants and additional investment rights and receive shares of the Company’s common stock such that the number of shares of the Company’s common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such conversion or exercise.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 7 – CONVERTIBLE DEBENTURES – NOVEMBER 2007, CONTINUED

The fair values derivative instruments related to the debentures were valued as of November 29, 2007, the date of issuance using the Black-Scholes model, resulting in an initial fair value of approximately $3,234,400. The excess of the fair value over the transaction price of the Debentures was recorded through the results of operations in 2007 as a debit of approximately $1,884,400 to Charges Related to Issuance of November 2007 Convertible Debentures and Warrants.

The derivatives outstanding at December 31, 2008 were again valued at fair value using the Black-Scholes model, resulting in a decrease in the fair value of the liability of approximately $3,643,800 which was recorded through the results of operations as a credit to adjustments to fair value of derivatives.

In connection with this financing, the Company paid cash fees to a broker-dealer of $94,500 and issued a warrant to purchase 135,000 shares of Common Stock at an exercise price of $0.88 per share. The initial fair value of the warrant was estimated at approximately $73,100 using the Black-Scholes pricing model. The assumptions used in the Black-Scholes model were as follows: (1) dividend yield of 0%, (2) expected volatility of 145.14%, (3) risk-free interest rate of 5.09%, and (4) expected life of 1 year. Cash fees paid, and the initial fair value of the warrant, have been capitalized as debt issuance costs and are being amortized over 24 months using the effective interest rate method. The following table summarizes the November 2007 Convertible Debentures and discounts outstanding at December 31, 2008:

November 2007 Debentures at fair value	$1,742,647
Conversions	(890,291)
Warrant derivative discount	(223,426)
Original issue discount	(64,983)
Net convertible debentures	$563,947

NOTE 8 – CONVERTIBLE DEBENTURES – MAY 2008

On or about June 9, 2008 the Company consummated a Securities Purchase Agreement (the “May 2008 SPA”) in which the Company received the following proceeds reflecting a 20% original issue discount to the purchasers. Pursuant to the May 2008 SPA, the Company issued:

•
an aggregate of $1,006,618 of Junior Debentures (the “May 2008 Debentures”) convertible into shares of the Company’s common stock at the lesser of $0.25 per share or 80% of the lowest three (3) closing bid prices of the common stock over the 20 trading days immediately preceding the date of such payment;

•
An aggregate of $250,000 of May 2008 Debentures convertible into shares of the Company’s common stock at the lesser of $0.25 per share or 80% of the lowest three (3) closing bid prices of the common stock over the 20 trading days immediately preceding the date of such payment (from conversion features which were in effect during the time certain promissory notes were outstanding, allows the note holder to convert outstanding principal and interest into future financings -see Note 5 – Promissory Notes).

•
I Warrants to purchase up to an aggregate of 5,026,471 shares of the Company’s common stock at an exercise price of $0.25 per share, for a period of 5 years from the closing date of the May 2008 Financing;

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 8 – CONVERTIBLE DEBENTURES – MAY 2008, CONTINUED

The outstanding principal balances of the May 2008 Debentures are due and payable on April 30, 2010. The May 2008 Debentures bear interest at a rate of 8 percent per annum.

Until the maturity date of the debentures, the purchasers have the right to convert their Debentures, in whole or in part, into shares of the Company’s common stock at a price equal to the lesser of $0.25 or 80% of the lowest three (3) closing bid prices of the common stock over the 20 trading days immediately preceding the date of such payment.  The conversion price may be adjusted downward under circumstances set forth in the May 2008 Debentures. If so adjusted, the aggregate number of shares issuable, upon conversion in full, will increase.

The May 2008 Debentures include customary default provisions and an event of default includes, among other things, a change of control, the sale of all or substantially all of  the Company’s assets, the failure to file and have a registration statement declared effective on or before the deadlines set forth in the Registration Rights Agreement, or the lapse of the effectiveness of registration statements for more than 20 consecutive trading days or 30 non-consecutive days during any 12-month period (with certain exceptions) which results in such indebtedness being accelerated. Upon the occurrence of an event of default, each Debenture may become immediately due and payable, either automatically or by declaration of the holder of such Debenture. The aggregate amount payable upon an acceleration by reason of an event of default shall be equal to the greater of 125% of the principal amount of the May 2008 Debentures to be prepaid or the principal amount of the May 2008 Debentures to be prepaid, divided by the conversion price on the date specified in the Debenture, multiplied by the closing price on the date set forth in the Debenture.

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

In connection with this transaction, each purchaser has contractually agreed to restrict its ability to convert the May 2008 Debentures, exercise the warrants and additional investment rights and receive shares of the Company’s common stock such that the number of shares of the Company’s common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such conversion or exercise.

The fair values of the derivative instruments related to the debentures were valued as of June 9, 2008, the date of issuance using the Black-Scholes model, resulting in an initial fair value of approximately $1,723,600. The excess of the fair value over the transaction price of the Debentures was recorded through the results of operations in 2008 as a debit of approximately $753,600 to Charges Related to Issuance of May 2008 Convertible Debentures and Warrants.

The derivatives outstanding at December 31, 2008 were again valued at fair value using the Black Scholes model, resulting in a decrease in the fair value of the liability of approximately $1,723,600, which was recorded through the results of operations as a credit to adjustments to fair value of derivatives.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 8 – CONVERTIBLE DEBENTURES – MAY 2008, CONTINUED

In connection with this financing, the Company paid cash fees to a broker-dealer of $53,450 and issued warrants to purchase 294,000 shares of Common Stock at an exercise price of $0.25 per share. The initial fair value of the warrant was estimated at approximately $71,100 using the Black Scholes pricing model. The assumptions used in the Black Scholes model were as follows: (1) dividend yield of 0%, (2) expected volatility of 121.44%, (3) risk-free interest rate of 3.41%, and (4) expected life of 3 years. Cash fees paid, and the initial fair value of the warrants, have been capitalized as debt issuance costs and are being amortized over 24 months using the effective interest rate method.

The following table summarizes the May 2008 Convertible Debentures and discounts outstanding at December 31, 2008:

May 2008 Debentures at fair value	$1,256,618
Conversions	(54,052)
Warrant derivative discount	(710,568)
Original issue discount	(209,960)
Net convertible debentures	$282,038

NOTE 9 – CONVERTIBLE DEBENTURES – OCTOBER 2008

On or about November 19, 2008 the Company consummated a Securities Purchase Agreement (the “October 2008 SPA”) in which the Company received the following proceeds reflecting a 20% original issue discount to the purchasers. Pursuant to the October 2008 SPA, the Company issued:

•
an aggregate of $652,206 of Junior Debentures (the “October 2008 Debentures”) convertible into shares of the Company’s common stock at the lesser of $0.25 per share or 80% of the lowest three (3) closing bid prices of the common stock over the 20 trading days immediately preceding the date of such payment;

•
An aggregate of $156,250 of October 2008 Debentures convertible into shares of the Company’s common stock at the lesser of $0.25 per share or 80% of the lowest three (3) closing bid prices of the common stock over the 20 trading days immediately preceding the date of such payment (from conversion features which were in effect during the time certain promissory notes were outstanding, allows the note holder to convert outstanding principal and interest into future financings -see Note 5 – Promissory Notes in the Consolidated Financial Statements).

•
J Warrants to purchase up to an aggregate of 3,108,824 shares of the Company’s common stock at an exercise price of $0.25 per share, for a period of 5 years from the closing date of the October 2008 Financing;

The outstanding principal balances of the October 2008 Debentures are due and payable on September 30, 2010. The October 2008 Debentures bear interest at a rate of 8 percent per annum.

Until the maturity date of the debentures, the purchasers have the right to convert their Debentures, in whole or in part, into shares of the Company’s common stock at a price equal to the lesser of $0.25 or 80% of the lowest three (3) closing bid prices of the common stock over the 20 trading days immediately preceding the date of such payment.  The conversion price may be adjusted downward under circumstances set forth in the October 2008 Debentures. If so adjusted, the aggregate number of shares issuable, upon conversion in full, will increase.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 9 – CONVERTIBLE DEBENTURES – OCTOBER 2008, CONTINUED

The October 2008 Debentures include customary default provisions and an event of default includes, among other things, a change of control, the sale of all or substantially all of  the Company’s assets, the failure to file and have a registration statement declared effective on or before the deadlines set forth in the Registration Rights Agreement, or the lapse of the effectiveness of registration statements for more than 20 consecutive trading days or 30 non-consecutive days during any 12-month period (with certain exceptions) which results in such indebtedness being accelerated. Upon the occurrence of an event of default, each Debenture may become immediately due and payable, either automatically or by declaration of the holder of such Debenture. The aggregate amount payable upon an acceleration by reason of an event of default shall be equal to the greater of 125% of the principal amount of the October 2008 Debentures to be prepaid or the principal amount of the October 2008 Debentures to be prepaid, divided by the conversion price on the date specified in the Debenture, multiplied by the closing price on the date set forth in the Debenture.

The purchasers also received J Warrants to purchase 3,108,824 additional shares of common stock at a price of $0.25 per share exercisable for five (5) years. All warrants vest immediately upon issuance.  Upon the occurrence of an event of default, the holder of the warrant can demand payment for their warrants at fair value.

The October 2008 Debentures and the warrants contain anti-dilution provisions.

In connection with this transaction, each purchaser has contractually agreed to restrict its ability to convert the October 2008 Debentures, exercise the warrants and additional investment rights and receive shares of the Company’s common stock such that the number of shares of the Company’s common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such conversion or exercise.

The fair values of the derivative instruments related to the debentures were valued as of November 19, 2008, the date of issuance using the Black-Scholes model, resulting in an initial fair value of approximately $1,094,900. The excess of the fair value over the transaction price of the Debentures was recorded through the results of operations in 2008 as a debit of approximately $464,900 to Charges Related to Issuance of October 2008 Convertible Debentures and Warrants.

The derivatives outstanding at December 31, 2008 were again valued at fair value using the Black Scholes model, resulting in a decrease in the fair value of the liability of approximately $1,094,900, which was recorded through the results of operations as a credit to adjustments to fair value of derivatives.

The following table summarizes the October 2008 Convertible Debentures and discounts outstanding at December 31, 2008:

October 2008 Debentures at fair value	$808,456
Conversions	(27,280)
Warrant derivative discount	(581,074)
Original issue discount	(164,597)
Net convertible debentures	$35,505

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 10 –DERIVATIVE LIABILITIES

As described more fully in Notes 6 - Convertible Debentures - September 2007 and Note 7 – Convertible Debentures – November 2007, the provisions of the Company’s convertible debenture financing completed in September 2007 and November 2007, respectively, permit the Company to make its monthly redemption in shares of the Company’s common stock rather than cash upon satisfaction of certain conditions. Under the terms of the debenture agreements, the price per share is variable dependent upon the actual closing price of the Company’s common stock. Accordingly, the total number of shares to retire outstanding principal is variable and the Company can not be assured that there are adequate authorized shares to settle all contractual obligations under the debenture agreement, and other option and warrant agreements outstanding.

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

For the year ended December 31, 2008, the Company recorded through the results of operations $22,057,979 as a credit to Adjustments to fair value of derivatives, which was a significant component of other income.  This adjustment (gain) is the result of a significant decline in the price of the Company’s common stock, which, in turn, lowered the amount of derivative liabilities as calculated using the Black Scholes model to $0 at December 31, 2008

NOTE 11 – STOCKHOLDERS’ DEFICIENCY

During 2008, the Company converted approximately $5,195,800 in debt and accrued interest into 3,254,175,258 shares of our Common Stock.

During 2008, the Company issued a total of 150,000 shares to members of its advisory board.  The securities were exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

During 2007, the Company issued a total of 150,000 shares to members of its advisory board.  The securities were exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

During 2007, a total of 387,683 shares vested pursuant to an employment agreement with the Company’s former Chief Exploration Officer. The employment agreement was terminated on December 14, 2007. The remaining 330,025 unvested shares were cancelled.

From January 2007 to June 2007, the Company sold 2,070,000 restricted shares of the Company’s common stock for total net proceeds of $773,000 to accredited investors. The securities were exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

In January 2007, the Company sold 976,038 restricted shares of the Company’s common stock for total net proceeds of $283,886.  The securities were exempt from registration pursuant to Regulation S and Section 4(2) of the Securities Act of 1933, as amended.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 11 – STOCKHOLDERS’ DEFICIENCY, CONTINUED

Warrants
A summary of warrant activity for the year ended December 31, 2008 is presented below:

	Number of Shares	Aggregate Intrinsic Value
Outstanding, January 1, 2007	-	-
Issued	29,391,840	-
Exercised	-	-
Anti-dilution adjustments	-	-
Expired/canceled	-	-
Outstanding, December 31, 2007	29,391,840	-
Issued	9,460,291	-
Exercised	-	-
Anti-dilution adjustments	116,825,732	-
Expired/canceled	(650,000)	-
Outstanding, December 31, 2008	155,027,863	-

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.25	154,477,864	3.84	$0.25	154,477,864	$0.25
$ 0.50	550,000	2.19	$0.50	550,000	$0.50

The aggregate intrinsic value in the table above is based on the difference between the exercise price of the warrants and the quoted price of the Company’s common stock as of the reporting date.

NOTE 12 – STOCK OPTION PLAN

The 2006 Non-Statutory Stock Option Plan was adopted by the Board of Directors on September 13, 2006. Under this plan, a maximum of 37,500,000 shares of the Company’s common stock, par value $0.0001, were authorized for issue.   The vesting and terms of all of the options are determined by the Board of Directors and may vary by optionee; however, the term may be no longer than 10 years from the date of grant.

In September 2006, the Company awarded 12,500,000 stock options to certain employees, officers, and directors for services rendered. Under FASB Statement No. 123R, “Share-Based Payment,” these options were valued at fair value at the date of grant. The fair value of the options issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.65%; no dividend yields; volatility factors of the expected market price of the Company’s common stock of 71%; an estimated forfeiture rate of 15%; and an expected life of the options of 3 years. This generated a price of $0.39 per option based on a strike price of $0.78 at the date of grant, which was September 15, 2006.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 12 – STOCK OPTION PLAN, CONTINUED

As a result, approximately $1,380,800 of compensation expense and additional paid-in capital was recorded during the years ended December 31, 2007 and 2008 relating to the vesting of 4,166,664 options awarded, respectively.  As of December 31, 2008, a total of 2,951,394 non-vested shares remained outstanding with a weighted average price of $0.78 and a grant date value of $0.39 per share.  At December 31, 2008, a total of 9,548,606 vested shares remained outstanding with a weighted average price of $0.78 and a weighted average years remaining of 3.375 years.  At December 31, 2008 and 2007, the aggregate intrinsic value of the stock options issued and vested was $0 and $0, respectively, as the market value of the underlying stock was below the average exercise price of all options.

Options	Number of Shares	Option Price Per Share
Granted	12,500,000	$0.78
Exercised	-	-
Cancelled	-	-

Outstanding December 31, 2006	12,500,000	$0.78

Granted	-	-
Exercised	-	-
Cancelled	-	-

Outstanding December 31, 2007	12,500,000	$0.78

Granted	-	-
Exercised	-	-
Cancelled	-	-

Outstanding December 31, 2008	12,500,000	$0.78

NOTE 13 – COMMITMENTS AND CONTINENGENCIES

The Company has various commitments to oil and gas exploration and production capital expenditures related to its’ properties and projects in Texas and Louisiana, arising out of the normal course of business.

The Company is currently not involved in any material litigation matters arising from our oil and gas exploration and production activities and as such has accrued no liability with respect to litigation.

The Company is subject to various legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity. Consequently, the Company has not recorded any reserve for legal matters.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 14 - INCOME TAXES

At December 31, 2008, the Company had federal and state net operating loss carry forwards available to offset future taxable income of approximately $7,034,895. These carry forwards will begin to expire in the year ending December 31, 2024. These net operating losses are subject to various limitations on utilization based on ownership changes in the prior years under Internal Revenue Code Section 382. Such an ownership change would substantially increase the possibility of net operating losses expiring before complete utilization.

The reconciliation of the provision for income taxes attributable to continuing operations computed at the weighted average statutory tax rate of 37.63%:

	2008	2007
Deferred income tax assets:
Net operating loss carryforwards	$2,647,000	$3,994,000
Stock based compensation	1,191,000	671,000
Impairment Loss	1,583,000	1,017,000
Valuation allowance	(5,421,000)	(5,682,000)
Net deferred income tax asset	$-	$-

At December 31, 2008, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized and have a $5,421,000 valuation allowance associated with its deferred tax assets.  During the year ended December 31, 2008, the decrease in the deferred tax asset valuation allowance amounted to approximately $261,000.

The provision for income taxes is different than would result from applying the U.S. statutory rate to profit before taxes for the reasons set forth in the following reconciliation:

	2008	2007
Tax benefit computed at U.S. statutory rates	$211,000	$(4,775,000)
Permanent differences	28,000	4,000
Change in valuation allowance	(261,000)	5,281,000
State income taxes, net of federal taxes	22,000	(510,000)
Total	$-	$-

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2004.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 14 - INCOME TAXES, CONTINUED

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), on January 1, 2007. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. Due to the offsetting effect of the reduction of the valuation allowance, the adoption of FIN 48 had no impact on the Company's balance sheets or statements of operations.

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its consolidated statements of operations. There were no interest or penalties accrued as of December 31, 2008 or 2007.

The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal	2004 - 2006
States	2004 - 2006

 For tax year 2008, the Company has not filed its state or federal tax returns; thus, the statute of limitations has not yet begun its term. As the Company has significant net operating loss carryforwards, even if certain of the Company's tax positions were disallowed, it is not foreseen that the Company would have to pay any taxes in the near future. Consequently, the Company does not calculate the impact of interest or penalties on amounts that might be disallowed.

NOTE 15 – SUBSEQUENT EVENTS

Ness - Letter of Intent.  On March 30, 2009, the Company signed a letter of intent to acquire ownership of Ness Energy of Israel, Inc. (“Ness”) from creditors of Ness.  Company management decided to no longer pursue this acquisition after completing due diligence.

Conversion of Debt.  During the first quarter of 2009, the Company converted approximately $308,663 in debt and $2,064 of accrued interest into 3,204,129,612 shares of our Common Stock.

Authorized Shares.  In February 2009, the Company reached its authorized share limit due to the amount of debenture conversions received.  Within the sixty day contractual period for its various debentures, the Company filed a preliminary proxy statement and is using its best efforts in increasing the authorized shares pursuant to stock purchase agreements.