Form 10-Q
period 2009-03-31
UNIVERSAL ENERGY CORP.
filed 2009-08-13
CIK 1207029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  YES                ☒  NO

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of July 25, 2009 was 6,458,314,465 and there were 460 stockholders of record.

UNIVERSAL ENERGY CORP.

FORM 10-Q

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,953	$82,524
Accounts receivable	73,969	116,416
Debt issuance costs, net of accumulated amortization of $664,588 and $602,132	135,538	197,994
Prepaid expenses	3,931	6,280

Total current assets	270,391	403,214

Prepaid drilling and completion costs	24,392	24,392
Oil and gas properties, proven (Note 4)	1,822,325	1,914,821
Property and equipment, net of accumulated depreciation of $7,117 and $6,131	6,420	7,406
Security deposit	1,545	1,545

Total assets	$2,125,073	$2,351,378

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$220,970	$232,604
Accrued expenses	197,992	163,020
Accrued interest	123,173	68,487
Promissory notes to stockholders (Note 5)	350,000	350,000
Promissory notes to stockholders, net of discounts of $90,040 and $113,800
(Note 6)	184,960	161,200
September 2007 Convertible Debentures, net of discounts
of $285,733 and $628,813 (Note 7)	1,574,923	1,325,869
November 2007 Convertible Debentures, net of discounts
of $165,544 and $288,409 (Note 8)	643,384	563,947
May 2008 Convertible Debentures, net of discounts
of $768,372 and $920,528 (Note 9)	300,486	282,038
October 2008 Convertible Debentures, net of discounts
of $647,135 and $745,671 (Note 10)	84,041	35,505

Total current liabilities	3,679,929	3,182,670

Asset retirement obligation (Note 4)	4,550	2,270

Total liabilities	3,684,479	3,184,940

Commitments and contingencies (Note 15)

Stockholders’ deficit:
Common stock, $0.0001 par value, 6,500,000,000 shares
authorized, 6,458,301,965 and 3,254,175,258 shares issued and outstanding	645,833	325,419
Additional paid-in capital	14,146,476	13,639,741
Accumulated deficit	(16,351,715)	(14,798,722)

Total stockholders’ deficit	(1,559,406)	(833,562)

Total liabilities and stockholders’ deficit	$2,125,073	$2,351,378
See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	For the three months ended March 31,
	2009	2008

Revenue, net	$142,387	$86,529

Cost of revenue	49,580	13,745

Gross profit	92,807	72,784

Operating expenses
Depreciation, amortization and depletion	158,571	137,061
General and administrative expenses	481,241	684,536
Impairment loss on oil and gas properties	-	26,907
	639,812	848,504

Loss from continuing operations	(547,005)	(775,720)

Other income (expense)
Excess derivative value	(581,723)	(892,737)
Change in fair value of derivatives	-	2,738,889
Loss on conversion of debentures	(158,714)	-
Accretion of discounts on convertible debentures	(158,674)	(250,762)
Interest expense, net	(106,877)	(224,831)
Total other income (expense)	(1,005,988)	1,370,559

Net income (loss) before income taxes	(1,552,993)	594,839

Provision for income taxes	-	-

Net income (loss)	$(1,552,993)	$594,839

Weighted average shares outstanding – basic	5,587,551,541	29,860,317
– diluted	5,587,551,541	29,860,317

Total Net income (loss) per share
– basic	$(0.00)	$0.02
– diluted	$(0.00)	$0.02

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:

Net income (loss)	$(1,552,993)	$594,839

Adjustments to reconcile net loss to net cash used in continuing operating activities:
Accretion of discounts on convertible debentures	158,674	250,762
Change in fair value of derivatives	-	(2,738,889)
Excess derivative value	581,723	892,737
Loss on debenture conversions	158,714	-
Amortization of fair value of warrants issued with promissory notes		81,446
Stock issued for interest	2,064	-
Stock compensation expense – advisory board stock grants	3	19,250
Stock compensation expense – stock options	345,207	345,207
Charges related to the impairment of oil and gas properties	-	26,907
Depreciation, amortization and depletion	158,571	137,061
(Increase) decrease in operating assets:
Prepaid drilling and completion costs	-	164,290
Accounts receivable	42,447	(71,821)
Prepaid expenses	2,349	25,693
Increase (decrease) in operating liabilities:
Accounts payable	(11,635)	432,721
Accrued expenses	34,972	14,982
Accrued interest	54,686	98,181
Asset retirement obligation	2,280	-
Net cash used in operating activities	(22,938)	273,366

Cash flows from investing activities:
Investment in oil and gas properties	(2,633)	(903,024)
Security deposit	-	-
Purchase of property and equipment	-	(1,803)
Net cash used in investing activities	(2,633)	(904,827)

Cash flows from financing activities:
Proceeds from issuance of promissory notes	-	600,000
Repayments of promissory note	-	(125,000)
Net cash provided by financing activities	-	475,000

Net decrease in cash and cash equivalents	(25,571)	(156,461)

Cash and cash equivalents, beginning of period	$82,524	$234,984

Cash and cash equivalents, end of period	$56,953	$78,523

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$51,682	$136,683
Non cash financing activities
Issuance of 3,204,114,207 and - shares of common stock in conversion of convertible debentures	$321,163

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

Principles of Consolidation. The Company’s consolidated financial statements for the periods ended March 31, 2009 and 2008, include the accounts of its wholly owned subsidiaries UT Holdings, Inc. and Universal Explorations Corp., both Delaware corporations.  All intercompany balances and transactions have been eliminated.

NOTE 2 – BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Universal Energy Corp. (the “Company”) without audit, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for Form 10-Q.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period.  Interim results are not necessarily indicative of the results that may be expected for the year.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, for the year ended December 31, 2008, contained in the Company’s December 31, 2008 Annual Report on Form 10-K.

The Company's condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company has experienced net losses since January 4, 2002 (date of inception), which losses have caused an accumulated deficit of approximately $16,351,700 as of March 31, 2009. In addition, the Company has consumed cash in its continuing operating activities of approximately $22,900 for three months ended March 31, 2009.  These factors, among others, could raise substantial doubt about the Company's ability to continue as a going concern.

Management has been able, thus far, to finance the losses, as well as the growth of the business, mostly through private placements of the Company’s common stock and debt offerings.  The Company is continuing to seek other sources of financing and attempting to increase production of their prospects that have been drilled and completed.  Conversely, the ongoing development of the Company’s oil and natural gas prospects in Louisiana and Texas will likely result in operating losses for the foreseeable future.

There are no assurances that the Company will be successful in achieving its goals.  In view of these conditions, the Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing or capital sources, to meet its financing requirements, and ultimately to achieve profitable operations.  Management believes that its current and future plans provide an opportunity to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event the Company cannot continue as a going concern.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates.  The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Income (Loss) per Share.  The Company utilizes Financial Accounting Standards Board Statement No. 128, “Earnings Per Share.”  Statement No. 128 requires the presentation of basic and diluted loss per share on the face of the statement of operations.  Basic and diluted income (loss) per share has been calculated using the weighted average number of common shares outstanding during the period.    For the periods ending March 31, 2009 and March 31, 2008, any outstanding options or warrants were excluded from the diluted loss per share computation since their effect is anti-dilutive.

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

The following table presents derivative liabilities, the Company’s only financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the three month period ended March 31, 2009:

Fair Value
As of March 31, 2009	Level 1	Level 2	Level 3	Total

Derivative liabilities	$-	$-	$-	$-

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

The following table reconciles, for the period ended March 31, 2009, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of Derivative Liabilities at December 31, 2008	$-
Balance at March 31, 2009	$-

The valuation of the derivatives are calculated using a Black-Scholes pricing model that is based on changes in the volatility of the Company’s shares, its stock price, the probability of a reduction in exercise and conversion price, and the time to conversion of the related financial instruments. See Note 7, Note 8, Note 9 and Note 10 for more information on the valuation methods used.

Recently Issued Accounting Standards.  On December 31, 2008, the Securities and Exchange Commission (SEC) adopted major revisions to its rules governing oil and gas company reporting requirements. These include provisions that permit the use of new technologies to determine proved reserves and that allow companies to disclose their probable and possible reserves to investors. The current rules limit disclosure to only proved reserves. The new disclosure requirements also require companies to report the independence and qualifications of the person primarily responsible for the preparation or audit of reserve estimates, and to file reports when a third party is relied upon to prepare or audit reserves estimates. The new rules also require that oil and gas reserves be reported and the full-cost ceiling value calculated using an average price based upon the prior 12-month period. The new oil and gas reporting requirements are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009, with early adoption not permitted. We are in the process of assessing the impact of these new requirements on the Company’s financial position, results of operations and financial disclosures.

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

In December 2008, the FASB approved “Emerging Issues Task Force (EITF) 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”. The objective of EITF 07-5 is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are in the process of assessing the impact of these new requirements on the Company’s financial position, results of operations and financial disclosure.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 4 – OIL AND GAS PROPERTIES, PROVEN

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

	Net Carrying Value
	December 31, 2008	Additions	Depletion	March 31, 2009
Proven properties
United States	$1,914,821	$2,633	$(95,129)	$1,822,325

In the United States, depletion expense for the three months ended March 31, 2009 was $95,129 (2008 - $0).  During the year ended December 31, 2008, the Company’s proved properties in the United States exceeded their estimated realizable value which resulted in a $1,504,112 non-cash impairment loss being recognized.

Natural gas and oil reserves- United States

The following table summarizes the changes in the Company’s proved natural gas and oil reserves for the year ended December 31, 2008 and for the three months ended March 31, 2009.  The Company had four producing wells at the beginning of fiscal 2008 that were not assigned proved reserves. The gas and oil reserve quantities owned by the Company were prepared by an independent petroleum engineering firm.

	Liquids (Bbls)[1]	Gas (Mcf)[2]	Total (Mcfe) [3]
Proved reserves, January 1, 2008	-	-	-
Extensions, discoveries and other additions	3,682	619,839	641,931
Revisions of previous estimates	-	-	-
Production	(682)	(64,019)	(68,111)
Proved reserves, December 31, 2008	3,000	555,820	573,820
Proved reserves, January 1, 2009	-	-	-
Extensions, discoveries and other additions	-	-	-
Revisions of previous estimates	-	-	-
Production	(264)	(26,924)	(28,508)
Proved reserves, March 31, 2009	2,736	528,896	545,312

Proved reserves:
Beginning of year	3,000	555,820	573,820
End of period	2,736	528,896	545,312

(1)	Bbls – Barrels
(2)	Mcf – Thousands of cubic feet
(3)	Mcfe – Thousands of cubic feet equivalent (1 Bbls = 6 Mcf = 6,000 Mcfe)

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 4 – OIL AND GAS PROPERTIES, PROVEN, CONTINUED

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

March 31, 2009
Balance, beginning of year	$2,270
Liabilities incurred	-
Accretion	2,280
Total asset retirement obligations	$4,550

The asset retirement obligations were estimated based on a discount rate of 10%, an inflation rate of 3.0% and settlement period of 3.25 years.

NOTE 5 – PROMISSORY NOTES, OCTOBER 2007

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

NOTE 6 – PROMISSORY NOTES, MARCH 2008

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

The debenture agreements also have certain milestones that the Company has agreed to that if not met, results in the re-pricing of the conversion rate and warrant exercise price.  One such milestone was a revenue target to be achieved by March 31, 2008.  This milestone was not met.  However, the conversion rates and exercise prices had been previously adjusted due to a subsequent rights offering in conjunction with a financing transaction to a price below the market value of the common stock at March 31, 2008.

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

September 2007 Debentures at fair value	$5,110,294
Penalties	76,537
Conversions	(3,326,175)
Warrant derivative discount	(223,653)
Original issue discount	(62,080)
Net convertible debentures	$1,574,923

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

November 2007 Debentures at fair value	$1,742,647
Conversions	(933,719)
Warrant derivative discount	(128,244)
Original issue discount	(37,300)
Net convertible debentures	$643,384

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

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 9 – CONVERTIBLE DEBENTURES – MAY 2008, CONTINUED

The following table summarizes the May 2008 Convertible Debentures and discounts outstanding at March 31, 2009:

May 2008 Debentures at fair value	$1,256,618
Conversions	(187,759)
Warrant derivative discount	(593,117)
Original issue discount	(175,256)
Net convertible debentures	$300,486

NOTE 10 – CONVERTIBLE DEBENTURES – OCTOBER 2008

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

NOTE 10 – CONVERTIBLE DEBENTURES – OCTOBER 2008, CONTINUED

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

The following table summarizes the October 2008 Convertible Debentures and discounts outstanding at March 31, 2009:

October 2008 Debentures at fair value	$808,456
Conversions	(77,280)
Warrant derivative discount	(504,289)
Original issue discount	(142,846)
Net convertible debentures	$84,041

NOTE 11 –DERIVATIVE LIABILITIES

As described more fully in Note 7, Note 8, Note 9 and Note 10, the provisions of the Company’s convertible debenture financings completed in September 2007, November 2007, May 2008 and October 2008 respectively, permit the Company to make monthly redemption payments in shares of the Company’s common stock rather than cash upon satisfaction of certain conditions. Under the terms of the debenture agreements, the price per share is variable dependent upon the actual closing price of the Company’s common stock. Accordingly, the total number of shares to retire outstanding principal is variable and the Company can not be assured that there are adequate authorized shares to settle all contractual obligations under the debenture agreement, and other option and warrant agreements outstanding. In accordance with the provisions of SFAS 133, Accounting for Derivative Instruments” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” the Company has reviewed all instruments previously recorded as permanent equity under this literature.

As a result of a significant decline in the price of the Company’s common stock, the amount of derivative liabilities as calculated using the Black-Scholes model is $0 at March 31, 2009 and December 31, 2008, respectively.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 12 – STOCKHOLDERS’ DEFICIENCY

During 2008, the Company converted approximately $5,195,800 in debt and accrued interest into 3,254,175,258 shares of our Common Stock.

During 2008, the Company issued a total of 150,000 shares to members of its advisory board.  The securities were exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

During the three months ended March 31, 2009, the Company converted approximately $323,227 in debt and accrued interest into 3,204,114,207 shares of our Common Stock.

During 2008, the Company issued a total of 12,500 shares to members of its advisory board.  The securities were exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

NOTE 13 – WARRANTS

A summary of warrant activity for the year ended March 31, 2009 is presented below:

	Number of Shares	Aggregate Intrinsic Value
Outstanding, January 1, 2009	155,027,863	-
Issued	-	-
Exercised	-	-
Anti-dilution adjustments	-	-
Expired/canceled	-	-
Outstanding, March 31, 2009	155,027,863	-

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25	154,477,864	3.58	$0.25	154,477,864	$0.25
$0.50	550,000	1.95	$0.50	550,000	$0.50

The aggregate intrinsic value in the table above is based on the difference between the exercise price of the warrants and the quoted price of the Company’s common stock as of the reporting date.

NOTE 14 – STOCK OPTION PLAN

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

NOTE 14 – STOCK OPTION PLAN, CONTINUED

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

As a result, approximately $1,380,800 of compensation expense and additional paid-in capital was recorded during the years ended December 31, 2007 and 2008 relating to the vesting of 4,166,664 options awarded, respectively.  For the three months ended March 31, 2009 and 2008, approximately $345,200 of compensation expense and additional paid-in capital was recorded relating to the vesting of 1,041,666 options awarded, respectively.  As of March 31, 2009, a total of 1,909,728 non-vested shares remained outstanding with a weighted average price of $0.78 and a grant date value of $0.39 per share.  At March 31, 2009, a total of 10,590,272 vested shares remained outstanding with a weighted average price of $0.78 and a weighted average years remaining of 3.375 years.  At March 31, 2009, the aggregate intrinsic value of the stock options issued and vested was $0, as the market value of the underlying stock was below the average exercise price of all options.

Options	Number of Shares	Option Price Per Share
Outstanding January 1, 2009	12,500,000	$0.78

Granted	-	-
Exercised	-	-
Cancelled	-	-

Outstanding March 31, 2009	12,500,000	$0.78

NOTE 15 – COMMITMENTS AND CONTINENGENCIES

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

NOTE 16 – SUBSEQUENT EVENTS

Authorized Shares.  In February 2009, the Company reached its authorized share limit due to the amount of debenture conversions received.  Within the sixty day contractual period for its various debentures, the Company filed a preliminary proxy statement and is using its best efforts in increasing the authorized shares pursuant to stock purchase agreements.  On July 24, 2009, the Company filed an amended preliminary proxy statement with the Securities and Exchange Commission to address certain disclosures in the Company initial filing.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Certain statements in this Form 10-Q, including, but not limited to, statements made in "Management's Discussion and Analysis," are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from those included in these statements due to a variety of factors including, but not limited to, those described in Universal Energy Corp.’s 2008 Annual Report on Form 10-K under "Risk Factors."

Plan of Operation

We are a small independent energy company engaged in the acquisition and development of crude oil and natural gas leases in the United States.  We pursue oil and gas prospects in partnership with oil and gas companies with exploration, development and production expertise.  Our prospect areas currently consist of land in Louisiana and Texas.

As of March 31, 2009, we have participated in drilling the following wells with the interests and results indicated as follows:

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

RESULTS OF OPERATIONS

CONDENSED CONSOLIDATED FINANCIAL INFORMATION

	Three Months Ended March 31,
	2009	2008
Revenues, net	$142,387	$86,529
Cost of revenue	49,580	13,745
Gross Profit	92,807	72,784
Operating expenses	639,812	848,504
Other income (expense)	(1,005,988)	1,370,559
Net income (loss)	$(1,552,993)	$594,839

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2009 AND MARCH 31, 2008.

Daily Sales Volumes, Working Interest after royalties

		Three Months Ended March 31,
		2009	2008
Caviar #1	(Mcfe/day)	83	-
Caviar #4	(Mcfe/day)	119	-
Amberjack	(Mcfe/day)	63	8
Lake Campo	(Mcfe/day)	52	76
Total daily sales volumes		317	84

* Barrels of oil converted into Thousand Cubic Feet Equivalent (“Mcfe”) on a basis of 6:1

Daily sales volumes for the three months ended March 31, 2009 and 2008 increased 277 percent to approximately 317 Mcfe from 84 Mcfe, respectively.  The increase was attributable to the successful completion of the Caviar #1 and Caviar #4 wells that began production in July 2008. In August 2008, the Company’s four producing wells in Louisiana (Caviar #1, Caviar #4, Amberjack and Lake Campo) were shut-in as ordered by the State of Louisiana for storm preparations.  Production facilities at all four wells were damaged during the hurricane.  Caviar #1, Caviar #4 and Amberjack were returned into production in late October 2008.  When Lake Campo was returned to production, excessive water production created disposal well capacity problems and was shut-in after a few days.  A workover on Lake Campo was performed in November 2008 to perforate the Tex W-5 sand which returned the well to production.  Subsequent production volumes after Lake Campo was returned to production were less than before the hurricane which has resulted in a decline from the previous year.

Net Operating Results

		Three Months Ended March 31,
		2009	2008
Volumes	Mcfe	28,508	7,590
Price	$/Mcfe	$6.83	$14.91
Revenue		$194,781	$113,174
Royalties		(52,394)	(26,645)
Revenue, net of royalties		142,386	86,529
Production expenses		49,580	13,745
Gross profit		$92,807	$72,784

For the three months ended March 31, 2009, we recorded $142,386 in net revenue from sales of natural gas and natural gas liquids compared to $86,529 in the prior year.  The average price received per Mcfe decreased approximately 54 percent as oil and natural gas prices reached significant highs during June and early July of 2008 and have declined significantly since that time.  Our financial condition and the results of our operations are significantly affected by oil and natural gas commodity prices, which, can fluctuate dramatically.  We experienced a decline in our operating margins in the first quarter of 2009, compared with the same period in 2008, due to a decrease in commodity prices and increases in operating costs.

Depletion, Depreciation and Amortization

	Three Months Ended March 31,
	2009	2008
Depletion – oil and gas properties, proven	$95,129	$-
Amortization of debt issuance costs	62,456	136,208
Depreciation – property and equipment	986	853
Total	$158,571	$137,061

Depletion per Mcfe	$3.34	$-

Depletion expense per Mcfe related to oil and gas properties in the three month period ended March 31, 2009 increased as compared with the same period of the prior year as a result of reclassifying our unproven reserves to proven.  Unproven property costs prior to October 1, 2008 were excluded from costs subject to depletion.  The amortization of debt issuance costs relate to the initial fair value of broker warrants issued in connection with certain financings during 2007 and 2008.  These costs have been capitalized as debt issuance costs and are being amortized over 24 months using the effective interest rate method.

General and Administrative (“G&A”)

	Three Months Ended March 31,
	2009	2008
Stock-based compensation	$345,210	$364,457
Salaries and benefits	119,935	118,598
Public company costs	27,593	141,168
Office expenses	20,697	60,313
Miscellaneous	(32,194)	-
Total G&A	$481,241	$684,536

General and administrative expenses have decreased $203,295 in the three month period ended March 31, 2009 compared to the same period of the prior year primarily due to management implementing a cost control program.  Public company costs decreased $113,575 due to a reduction in investor relation costs as part of that program.

Other income (expense)

	Three Months Ended March 31,
	2009	2008
Excess derivative value	$(581,723)	$(892,737)
Adjustments in fair value of derivatives	-	2,738,889
Loss on conversion of debentures	(158,714)	-
Accretion of discounts on convertible debentures	(158,674)	(250,762)
Interest expense, net	(106,877)	(224,831)
Total other income (expense)	$(1,005,988)	$1,370,559

Other income (expense) for the three months ended March 31, 2009 and 2008 was  ($1,005,988) and  $1,370,559, respectively. The change in other income (expense) in the three months ended March 31, 2009, compared to that of the earlier period, relates primarily to adjustments to fair value of derivatives related to the Convertible Debenture financings. The decrease in excess derivative value and accretion of discounts on convertible debentures in the three months ended March 31, 2009, compared to the earlier period relates primarily to amortization of remaining debt discounts and deferred financing costs for all of our outstanding debentures. Interest expense was $106,877, and $224,831 during the three months ended March 31, 2009 and 2008, respectively. Interest expense was lower in the three months ended March 31, 2009 than in the three months ended March 31, 2008 due to the lower debt balances during the period.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated below:

	Three Months Ended March 31,
	2009	2008
Net cash used in operating activities	$(22,938)	$273,366
Net cash used in investing activities	(2,633)	(904,827)
Net cash provided by financing activities	-	475,000
Net decrease in cash and cash equivalents	82,524	234,984
Cash and cash equivalents, end of the period	$56,953	$78,523

As reflected in the accompanying financial statements, we have losses from operations, negative cash flows from operations, a substantial stockholders’ deficit and current liabilities that exceed current assets. We may thus not be able to continue as a going concern and fund cash requirements for operations through the next 12 months with current cash reserves. The Company was able to raise additional cash during 2008 through the sale of the May 2008 Debentures and the October 2008 Debentures.  Notwithstanding success in raising capital, there continues to be substantial doubt about the Company’s ability to continue as a going concern.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of March 31, 2009:

	Payment Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Debt obligations(1,2)	$5,461,764	$3,157,855	$2,303,909	$-	$-

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

Critical Accounting Policies and Estimates

We are engaged in the exploration, exploitation, development, acquisition, and production of natural gas and crude oil.  Our discussion of financial condition and results of operations is based upon the information reported in our consolidated financial statements.  The preparation of these consolidated financial statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses as well as the disclosure of contingent assets and liabilities as of the date of our financial statements.  We base our decisions affecting the estimates we use on historical experience and various other sources that are believed to be reasonable under the circumstances.  Actual results may differ from the estimates we calculate due to changes in business conditions or unexpected circumstances.  Policies we believe are critical to understanding our business operations and results of operations are detailed below.  For additional information on our significant accounting policies refer to Note 3 - Summary of Significant Accounting Policies, Note 4 - Oil and Gas Properties and Note 11 - Derivative Liabilities.

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

Full Cost Method. Generally accepted accounting principles provide for two alternative methods for the oil and gas industry to use in accounting for oil and gas producing activities.  These two methods are generally known in our industry as the full cost method and the successful efforts method.  Both methods are widely used.  The methods are different enough that in many circumstances the same set of facts will provide materially different financial statement results within a given year.  We have chosen the full cost method of accounting for our oil and gas producing activities, and a detailed description is included in Note 4 – Oil and gas properties of Part I of this report.

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

Recently Issued Accounting Standards

Please see Note 3 – Summary of Significant Accounting Policies in Part I, Item 1 of this report for accounting matters.

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

Forward-Looking Statements

When describing future business conditions in this Form 10-Q, including, but not limited to, descriptions in the section titled "Management's Discussion and Analysis," the Company makes certain statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from those included in the forward-looking statements, which are indicated by words such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions, or future or conditional verbs such as "will," "should," "would," and "could."

These forward-looking statements are based on management's current expectations and involve external risks and uncertainties including, but not limited to, those described under "Risk Factors" in Universal Energy Corp.’s 2008 Annual Report on Form 10-K. Other risks and uncertainties disclosed herein include, but are not limited to:

•	uncertainties about the estimates of reserves;
•	our ability to increase our production of oil and natural gas income through exploration and development;
•	the number of well locations to be drilled and the time frame within which they will be drilled;
•	the timing and extent of changes in commodity prices for natural gas and crude oil;
•	domestic demand for oil and natural gas;
•	the adequacy of our capital resources and liquidity including, but not limited to, access to additional borrowing capacity; and

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 - CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of March 31, 2009.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is not accumulated nor communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

•
We did not have sufficient personnel in our accounting and financial reporting functions.  As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate reviewing of the financial statements. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis; and

•
We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of US GAAP commensurate with our complexity and our financial accounting and reporting requirements. This control deficiency is pervasive in nature and specifically resulted in us restating previously filed annual and quarterly financial statements as a result of errors in the accounting for convertible debentures and warrants. Further, there is a reasonable possibility that material misstatements of the consolidated financial statements including disclosures will not be prevented or detected on a timely basis as a result.

Management believes that hiring additional knowledgeable personnel with technical accounting expertise will remedy the material weaknesses. Due to the fact that our accounting staff consists of a Chief Financial Officer and accounting clerk, additional personnel will also ensure the proper segregation of duties and provide more checks and balances within the department. We believe this will greatly decrease any control and procedure issues we may encounter in the future. To compensate for the current limited number of personnel in the accounting and reporting group, we focus on audit committee oversight and the use of external consultants for complex accounting matters. Furthermore, we will continue to engage consultants in the future as necessary in order to ensure proper accounting treatment of complex transactions.

Management will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. As part of this commitment, we will continue to assess our current personnel resources and technical accounting expertise within the accounting function. As our activities levels increase, we will look to increase our personnel resources to increase segregation of duties and provide in-house non-routine or complex accounting expertise. When funds are available to us and as operations increase, we will hire additional knowledgeable personnel with technical accounting expertise to further support our current accounting personnel, which management estimates could cost approximately $100,000 per annum.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BOTH THE SEPTEMBER 2007 FINANCING, THE NOVEMBER 2007 FINANCING, THE MAY 2008 FINANCING AND THE OCTOBER 2008 FINANCING IMPOSE CERTAIN RESTRICTIONS ON HOW WE CONDUCT OUR BUSINESS. IN ADDITION, ALL OF OUR ASSETS, INCLUDING OUR INTELLECTUAL PROPERTY, ARE PLEDGED TO SECURE THIS INDEBTEDNESS. IF WE FAIL TO MEET OUR OBLIGATIONS UNDER THE SENIOR DEBENTURES, OUR PAYMENT OBLIGATIONS MAY BE ACCELERATED AND THE COLLATERAL SECURING THE DEBT MAY BE SOLD TO SATISFY THESE OBLIGATIONS.

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
(c)
For the three months ended March 31, 2009, the Company issued 12,500 shares of restricted common stock to members of the Company’s advisory board.  At the date of each issuance, the shares were valued at the closing price.  The securities were exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended

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

10.17	Form of Senior Secured Convertible Debenture (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.18	Form of Registration Rights Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.19	Form of “A” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.20	Form of “B” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.21	Form of “C” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.22	Form of Security Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.23	Form of Subsidiary Guarantee (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.24	Form of Pledge Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.25	Form of Limited Standstill Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.26	Form of Securities Purchase Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2007).
10.27	Form of Convertible Debenture (previously filed on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2007).
10.28	Form of “D” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2007).
10.29	Form of “E” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2007).
10.30	Form of “F” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2007).
10.31	Form of “G” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2007).
10.32	Form of Securities Purchase Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2007).
10.33	Form of Convertible Debenture (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2007).
10.34	Form of “I” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2007).
10.35	Form of Consent and Amendment Agreement – September 2007 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2007).
10.36	Form of Consent and Amendment Agreement – November 2007 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2007).
10.37	Form of Amended Registration Rights Agreement – September 2007 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2007).
10.38	Form of Amended Registration Rights Agreement – November 2007 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2007).
10.39	Form of Securities Purchase Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2008).
10.40	Form of Convertible Debenture (previously filed on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2008).

EXHIBIT NUMBER	DESCRIPTION
10.41	Form of “J” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2008).
10.42	Form of Limited Standstill Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2008).
14	Code of Ethics (previously filed on Form 10-KSB, filed with the Securities and Exchange Commission on March 29, 2004).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*          Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2009

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

10.17	Form of Senior Secured Convertible Debenture (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.18	Form of Registration Rights Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.19	Form of “A” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.20	Form of “B” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.21	Form of “C” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.22	Form of Security Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.23	Form of Subsidiary Guarantee (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.24	Form of Pledge Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.25	Form of Limited Standstill Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.26	Form of Securities Purchase Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2007).
10.27	Form of Convertible Debenture (previously filed on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2007).
10.28	Form of “D” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2007).
10.29	Form of “E” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2007).
10.30	Form of “F” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2007).
10.31	Form of “G” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2007).
10.32	Form of Securities Purchase Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2007).
10.33	Form of Convertible Debenture (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2007).
10.34	Form of “I” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2007).
10.35	Form of Consent and Amendment Agreement – September 2007 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2007).
10.36	Form of Consent and Amendment Agreement – November 2007 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2007).
10.37	Form of Amended Registration Rights Agreement – September 2007 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2007).
10.38	Form of Amended Registration Rights Agreement – November 2007 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2007).
10.39	Form of Securities Purchase Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2008).
10.40	Form of Convertible Debenture (previously filed on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2008).

EXHIBIT NUMBER	DESCRIPTION
10.41	Form of “J” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2008).
10.42	Form of Limited Standstill Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2008).
14	Code of Ethics (previously filed on Form 10-KSB, filed with the Securities and Exchange Commission on March 29, 2004).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*          Filed herewith.