Form 10-Q
period 2009-06-30
UNIVERSAL ENERGY CORP.
filed 2009-08-13
CIK 1207029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of August 10, 2009 was 6,458,314,465 and there were 460 stockholders of record.

UNIVERSAL ENERGY CORP.

FORM 10-Q

INDEX

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,977	$82,524
Accounts receivable	70,368	116,416
Debt issuance costs, net of accumulated amortization of $704,443 and $602,132	95,684	197,994
Prepaid expenses	2,250	6,280

Total current assets	199,279	403,214

Prepaid drilling and completion costs	11,813	24,392
Oil and gas properties, proven (Note 4)	1,251,303	1,914,821
Property and equipment, net of accumulated depreciation of $8,102 and $6,131	5,434	7,406
Security deposit	1,545	1,545

Total assets	$1,469,374	$2,351,378

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$167,487	$232,604
Accrued expenses	230,966	163,020
Accrued interest	255,480	68,487
Promissory notes to stockholders (Note 5)	350,000	350,000
Promissory notes to stockholders, net of discounts of $68,489 and $113,800
(Note 6)	206,511	161,200
September 2007 Convertible Debentures, net of discounts of $125,825
and $628,813 (Note 7)	1,734,830	1,325,869
November 2007 Convertible Debentures, net of discounts of $93,823
and $288,409 (Note 8)	715,105	563,947
May 2008 Convertible Debentures, net of discounts of $620,335
and $920,528 (Note 9)	448,523	282,038
October 2008 Convertible Debentures, net of discounts of $548,299
and $745,671 (Note 10)	182,877	35,505

Total current liabilities	4,291,779	3,182,670

Asset retirement obligation (Note 4)	6,773	2,270

Total liabilities	4,298,552	3,184,940

Commitments and contingencies (Note 15)

Stockholders’ deficit:
Common stock, $0.0001 par value, 6,500,000,000 shares
authorized, 6,458,314,465 and 3,254,175,258 shares issued and outstanding	645,834	325,419
Additional paid-in capital	14,491,686	13,639,741
Accumulated deficit	(17,966,698)	(14,798,722)

Total stockholders’ deficit	(2,829,178)	(833,562)

Total liabilities and stockholders’ deficit	$1,469,374	$2,351,378

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue, net	$114,783	$208,769	$257,169	$295,298

Cost of revenue	45,857	34,367	95,436	48,112

Gross profit	68,926	174,402	161,733	247,186

Operating expenses
Depreciation, amortization and depletion	130,290	100,357	288,861	237,417
General and administrative expenses	453,521	647,524	934,762	1,332,061
Impairment loss on oil and gas properties (Note 4)	502,530	32,792	502,530	59,698
Total operating expenses	1,086,341	780,673	1,726,153	1,629,176

Loss from continuing operations	(1,017,415)	(606,271)	(1,564,420)	(1,381,990)

Other income (expense)
Adjustments to fair value of derivatives	-	15,168,285	-	17,907,174
Charges relating to repricing the 2007 Debentures	-	(9,404,508)	-	(9,404,508)
Charges related to the issuance of the May 2008	-	(753,649)	-	(753,649)
Loss on conversion of debentures	-	(88,618)	(158,714)	(88,618)
Excess derivative value	(393,568)	(818,919)	(975,291)	(1,711,656)
Accretion of discounts on convertible debentures	(106,484)	(230,117)	(265,159)	(480,879)
Interest expense, net	(97,515)	(327,866)	(204,392)	(552,696)

Total other income (expense)	(597,567)	3,544,608	(1,603,556)	4,915,168

Net income (loss) before income taxes	(1,614,982)	2,938,337	(3,167,976)	3,533,178

Provision for income taxes	-	-	-	-

Net income (loss)	$(1,614,982)	$2,938,337	$(3,167,976)	$3,533,178

Total Net income (loss) per share
– basic	$(0.00)	$0.09	$(0.00)	$0.11
– diluted	$(0.00)	$0.00	$(0.00)	$0.01

Weighted average shares used in computation of loss per share
– basic	6,458,306,294	32,519,178	6,025,334,318	31,202,178
– diluted	6,458,306,294	681,398,045	6,025,334,318	680,081,048

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL ENERGY CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:

Net income (loss)	$(3,167,976)	$3,533,178

Adjustments to reconcile net loss to net cash used in continuing operating activities:
Accretion of discounts on convertible debentures	265,159	480,879
Adjustments to fair value of derivatives	-	(17,907,174)
Charges related to the repricing of the 2007 Debentures and Warrants	-	9,404,508
Charges related to the issuance of the May 2008 Debentures and Warrants	-	753,649
Excess derivative value	975,291	1,711,656
Loss on debenture conversions	158,714	88,618
Amortization of fair value of warrants issued with promissory notes	-	248,175
Stock issued for interest	2,064	484
Stock compensation expense – advisory board stock grants	5	27,987
Stock compensation expense – stock options	690,414	690,413
Charges related to the impairment of oil and gas properties	502,530	59,698
Depreciation, amortization and depletion	288,861	237,417
(Increase) decrease in operating assets:
Prepaid drilling and completion costs	12,579	(311,070)
Accounts receivable	46,048	(218,952)
Funds held in escrow	-	(325,550)
Prepaid expenses	4,030	57,300
Increase (decrease) in operating liabilities:
Accounts payable	(65,117)	720,885
Accrued expenses	67,946	76,458
Accrued interest	186,993	132,355
Asset retirement obligation	4,503	-
Net cash used in operating activities	(27,956)	(539,086)

Cash flows from investing activities:
Investment in oil and gas properties	(23,591)	(802,518)
Purchase of property and equipment	-	(3,396)
Net cash used in investing activities	(23,591)	(805,914)

Cash flows from financing activities:
Repayments of promissory note	-	(125,000)
Net proceeds from issuance of promissory notes	-	600,000
Net proceeds from issuance of May 2008 Debentures	-	770,000
Debt issuance costs for May 2008 Debentures	-	(79,735)
Net cash provided by financing activities	-	1,165,265

Net decrease in cash and cash equivalents	(51,547)	(179,734)

Cash and cash equivalents, beginning of period	82,524	234,987

Cash and cash equivalents, end of period	$30,977	$55,253

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$61,307	$371,528
Non cash financing activities
Issuance of 3,204,114,207 and 41,139,163 shares of common stock in conversion of convertible debentures	$321,163	$882,977

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

Principles of Consolidation. The Company’s consolidated financial statements for the periods ended June 30, 2009 and 2008, include the accounts of its wholly owned subsidiaries UT Holdings, Inc. and Universal Explorations Corp., both Delaware corporations.  All intercompany balances and transactions have been eliminated.

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

The Company's condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company has experienced net losses since January 4, 2002 (date of inception), which losses have caused an accumulated deficit of approximately $17,966,700 as of June 30, 2009. In addition, the Company has consumed cash in its continuing operating activities of approximately $28,000 and $ 539,100 for six months ended June 30, 2009 and 2008, respectively.  These factors, among others, could raise substantial doubt about the Company's ability to continue as a going concern.

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

Income (Loss) per Share.  The Company utilizes Financial Accounting Standards Board Statement No. 128, “Earnings Per Share.”  Statement No. 128 requires the presentation of basic and diluted loss per share on the face of the statement of operations.  Basic and diluted income (loss) per share has been calculated using the weighted average number of common shares outstanding during the period.    For the period ending June 30, 2009, any outstanding options or warrants were excluded from the diluted loss per share computation since their effect is anti-dilutive.  For the period ending June 30, 2008, 147,795,554 shares were excluded from the diluted loss per share computation since their effect is anti-dilutive.

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

The following table presents derivative liabilities, the Company’s only financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the three month period ended June 30, 2009:

Fair Value
As of June 30, 2009	Level 1	Level 2	Level 3	Total

Derivative liabilities	$-	$-	$-	$-

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

The following table reconciles, for the period ended June 30, 2009, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of Derivative Liabilities at December 31, 2008	$-
Balance at June 30, 2009	$-

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

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending September 30, 2009 and it does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

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

	Net Carrying Value
	Dec. 31, 2008	Additions	Depletion and Impairment	June 30, 2009
Proven properties
United States	$1,914,821	$23,591	$(687,109)	$1,251,303

In the United States, depletion expense for the six months ended June 30, 2009 was $184,579 (2008 - $0).  During the six months ended June 30, 2009, the Company’s proved properties in the United States exceeded their estimated realizable value which resulted in a $502,530 non-cash impairment loss being recognized.

Natural gas and oil reserves- United States

The following table summarizes the changes in the Company’s proved natural gas and oil reserves for the year ended December 31, 2008 and for the six months ended June 30, 2009.  The Company had four producing wells at the beginning of fiscal 2008 that were not assigned proved reserves. The gas and oil reserve quantities owned by the Company were prepared by an independent petroleum engineering firm.

	Liquids (Bbls)[1]	Gas (Mcf)[2]	Total (Mcfe) [3]
Proved reserves, January 1, 2008	-	-	-
Extensions, discoveries and other additions	3,682	619,839	641,931
Revisions of previous estimates	-	-	-
Production	(682)	(64,019)	(68,111)
Proved reserves, December 31, 2008	3,000	555,820	573,820
Proved reserves, January 1, 2009	-	-	-
Extensions, discoveries and other additions	-	-	-
Revisions of previous estimates	-	-	-
Production	(471)	(52,488)	(55,313)
Proved reserves, June 30, 2009	2,529	503,332	518,507

Proved reserves:
Beginning of year	3,000	555,820	573,820
End of period	2,529	503,332	518,507

(1)	Bbls – Barrels
(2)	Mcf – Thousands of cubic feet
(3)	Mcfe – Thousands of cubic feet equivalent (1 Bbls = 6 Mcf = 6,000 Mcfe)

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

June 30, 2009
Balance, beginning of year	$2,270
Liabilities incurred	-
Accretion	4,503
Total asset retirement obligations	$6,773

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

September 2007 Debentures at fair value	$5,110,294
Penalties	76,537
Conversions	(3,326,175)
Warrant derivative discount	(98,488)
Original issue discount	(27,338)
Net convertible debentures	$1,734,830

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

November 2007 Debentures at fair value	$1,742,647
Conversions	(933,719)
Warrant derivative discount	(72,683)
Original issue discount	(21,140)
Net convertible debentures	$715,105

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

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 9 – CONVERTIBLE DEBENTURES – MAY 2008, CONTINUED

The following table summarizes the May 2008 Convertible Debentures and discounts outstanding at June 30, 2009:

May 2008 Debentures at fair value	$1,256,618
Conversions	(187,759)
Warrant derivative discount	(478,845)
Original issue discount	(141,491)
Net convertible debentures	$448,523

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

The following table summarizes the October 2008 Convertible Debentures and discounts outstanding at June 30, 2009:

October 2008 Debentures at fair value	$808,456
Conversions	(77,280)
Warrant derivative discount	(427,269)
Original issue discount	(121,030)
Net convertible debentures	$182,877

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

As a result of a significant decline in the price of the Company’s common stock, the amount of derivative liabilities as calculated using the Black-Scholes model is $0 at June 30, 2009 and December 31, 2008, respectively.

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

During the six months ended June 30, 2009, the Company converted approximately $323,227 in debt and accrued interest into 3,204,114,207 shares of our Common Stock.

During 2009, the Company issued a total of 25,000 shares to members of its advisory board.  The securities were exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

NOTE 13 – WARRANTS

A summary of warrant activity for the year ended June 30, 2009 is presented below:

	Number of Shares	Aggregate Intrinsic Value
Outstanding, January 1, 2009	155,027,863	-
Issued	-	-
Exercised	-	-
Anti-dilution adjustments	-	-
Expired/canceled	-	-
Outstanding, June 30, 2009	155,027,863	-

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25	154,477,864	3.33	$0.25	154,477,864	$0.25
$0.50	550,000	1.70	$0.50	550,000	$0.50

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

As a result, approximately $1,380,800 of compensation expense and additional paid-in capital was recorded during the years ended December 31, 2007 and 2008 relating to the vesting of 4,166,664 options awarded, respectively.  For the six months ended June 30, 2009 and 2008, approximately $690,400 of compensation expense and additional paid-in capital was recorded relating to the vesting of 2,083,332 options awarded, respectively.  As of June 30, 2009, a total of 868,062 non-vested shares remained outstanding with a weighted average price of $0.78 and a grant date value of $0.39 per share.  At June 30, 2009, a total of 11,631,938 vested shares remained outstanding with a weighted average price of $0.78 and a weighted average years remaining of 3.375 years.  At June 30, 2009, the aggregate intrinsic value of the stock options issued and vested was $0, as the market value of the underlying stock was below the average exercise price of all options.

Options	Number of Shares	Option Price Per Share
Outstanding January 1, 2009	12,500,000	$0.78
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding June 30, 2009	12,500,000	$0.78

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

In accordance with SFAS 165, the Company has evaluated subsequent events through August 13, 2009, which is the date on which these financial statements were issued.  There have not been any events subsequent to June 30, 2009 that would require additional disclosure in the financial statements or that would have a material impact on the Company’s consolidated financial position, results of operations, or cash flows for the three and six months ended June 30, 2009 and 2008.

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

As of June 30, 2009, we have participated in drilling the following wells with the interests and results indicated as follows:

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

RESULTS OF OPERATIONS

CONDENSED CONSOLIDATED FINANCIAL INFORMATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues, net	$114,783	$208,769	$257,169	$295,298
Cost of revenue	45,857	34,367	95,436	48,112
Gross Profit	68,926	174,402	161,733	247,186
Operating expenses	1,086,341	780,673	1,726,153	1,629,176
Other income (expense)	(597,567)	3,544,608	(1,603,556)	4,915,168
Net income (loss)	$(1,614,982)	$2,938,337	$(3,167,976)	$3,553,178

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2008.

Daily Sales Volumes (Mcfe), Working Interest after royalties

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Caviar #1	89	-	89	-
Caviar #4	113	-	114	-
Amberjack	44	82	49	43
Lake Campo	52	120	54	100
Total daily sales volumes	298	202	306	143

* Barrels of oil converted into Thousand Cubic Feet Equivalent (“Mcfe”) on a basis of 6:1

Daily sales volumes for the three months and six months ended June 30, 2009 and 2008 increased approximately 48 percent and 114 percent, respectively.  The increase was attributable to the successful completion of the Caviar #1 and Caviar #4 wells that began production in July 2008. In August 2008, the Company’s four producing wells in Louisiana (Caviar #1, Caviar #4, Amberjack and Lake Campo) were shut-in as ordered by the State of Louisiana for storm preparations.  Production facilities at all four wells were damaged during the hurricane.  Caviar #1, Caviar #4 and Amberjack were returned into production in late October 2008.  When Lake Campo was returned to production, excessive water production created disposal well capacity problems and was shut-in after a few days.  A workover on Lake Campo was performed in November 2008 to perforate the Tex W-5 sand which returned the well to production.  Subsequent production volumes after Lake Campo was returned to production were less than before the hurricane which has resulted in a decline from the previous year.

Net Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Volumes (Mcfe)	26,806	18,344	55,313	25,934
Price ($/Mcfe)	$5.84	$17.90	$6.35	$16.00
Revenue	$156,679	$328,476	$351,461	$415,005
Royalties	41,896	119,707	94,292	119,707
Revenue, net of royalties	114,783	208,769	257,169	295,298
Production expenses	45,857	34,367	95,436	48,112
Gross profit	$68,926	$174,402	$161,733	$247,186

For the three and six months ended June 30, 2009, we recorded $114,783 and $257,169 in net revenue from sales of natural gas and natural gas liquids compared to $208,769 and $295,298 in the prior year.  The average price received per Mcfe decreased approximately 67 percent and 60 percent for the three and six months ended June 30, 2009, respectively, as oil and natural gas prices reached significant highs during June and early July of 2008 and have declined significantly since that time.  Our financial condition and the results of our operations are significantly affected by oil and natural gas commodity prices, which, can fluctuate dramatically.  We experienced a decline in our operating margins in the first quarter of 2009, compared with the same period in 2008, due to a decrease in commodity prices and increases in operating costs.  We anticipate that our margins will continue at these levels until commodity prices remain stable for an extended period of time.

Depletion, Depreciation and Amortization (“DD&A”)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Depletion – oil and gas properties, proven	$89,450	$-	$184,579	$-
Amortization of debt issuance costs	39,854	99,460	102,310	235,667
Depreciation – property and equipment	986	897	1,972	1,750
Total DD&A	$130,290	$100,357	$288,861	$237,417

Depletion per Mcfe	$3.34	$-	$3.34	$-

Depletion expense per Mcfe related to oil and gas properties in the three and six month period ended June 30, 2009 increased as compared with the same period of the prior year as a result of reclassifying our unproven reserves to proven.  Unproven property costs prior to October 1, 2008 were excluded from costs subject to depletion.  The amortization of debt issuance costs relate to the initial fair value of broker warrants issued in connection with certain financings during 2007 and 2008.  These costs have been capitalized as debt issuance costs and are being amortized over 24 months using the effective interest rate method.

General and Administrative (“G&A”)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock-based compensation	$345,210	$353,944	$690,419	$718,400
Salaries and benefits	119,126	114,913	239,061	233,510
Public company costs	1,278	110,222	28,871	251,390
Office expenses	(27,109)	-	(59,303)	-
Miscellaneous	15,016	68,445	35,714	128,761
Total G&A	$453,521	$647,524	$934,762	$1,332,061

General and administrative expenses have decreased approximately 30 percent in the three and six month periods ended June 30, 2009 compared to the same periods in the prior year primarily due to management implementing a cost control program.  Public company costs have decreased  due to a reduction in investor relation costs as part of that program.

Other income (expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Adjustments to fair value of derivatives	$-	$15,168,285	$-	$17,907,174
Charges relating to repricing the 2007 Debentures	-	(9,404,508)	-	(9,404,508)
Charges related to the issuance of the May 2008	-	(753,649)	-	(753,649)
Loss on conversion of debentures	-	(88,618)	(158,714)	(88,618)
Excess derivative value	(393,568)	(818,919)	(975,291)	(1,711,656)
Accretion of discounts on convertible debentures	(106,484)	(230,117)	(265,159)	(480,879)
Interest expense, net	(97,515)	(327,866)	(204,392)	(552,696)
Total other income (expense)	$(597,567)	$3,544,608	$(1,603,556)	$4,915,168

Other income (expense) for the three and six and months ended June 30, 2009 decreased substantially as a result of non-cash adjustments to the fair value of the Company’s derivatives as well as charges relating to the repricing of the 2007 debentures during 2008.  The decrease in excess derivative value and accretion of discounts on convertible debentures in the three and six months ended June 30, 2009, compared to the prior year relate primarily to amortization of remaining debt discounts and deferred financing costs for all of our outstanding debentures. Interest expense was lower in the three and six months ended June 30, 2009 than in 2008 due to the lower debt balances during the period.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated below:

	Six Months Ended June 30,
	2009	2008
Net cash used in operating activities	$(27,956)	$(539,086)
Net cash used in investing activities	(23,591)	(805,914)
Net cash provided by financing activities	-	1,165,265
Net decrease in cash and cash equivalents	(51,547)	(179,734)
Cash and cash equivalents, end of the period	$30,977	$55,253

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of June 30, 2009:

	Payment Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Debt obligations(1,2)	$5,364,122	$3,104,463	$2,259,659	$-	$-

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

Critical Accounting Policies and Estimates

We are engaged in the exploration, exploitation, development, acquisition, and production of natural gas and crude oil.  Our discussion of financial condition and results of operations is based upon the information reported in our consolidated financial statements.  The preparation of these consolidated financial statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses as well as the disclosure of contingent assets and liabilities as of the date of our financial statements.  We base our decisions affecting the estimates we use on historical experience and various other sources that are believed to be reasonable under the circumstances.  Actual results may differ from the estimates we calculate due to changes in business conditions or unexpected circumstances.  Policies we believe are critical to understanding our business operations and results of operations are detailed below.  For additional information on our significant accounting policies refer to Note 3 - Summary of Significant Accounting Policies, Note 4 - Oil and Gas Properties and Note 11- Derivative Liabilities.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of June 30, 2009.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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
(c)
For the three months ended June 30, 2009, the Company issued 25,000 shares of restricted common stock to members of the Company’s advisory board.  At the date of each issuance, the shares were valued at the closing price.  The securities were exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended

Item 3.                      Defaults Upon Senior Securities.

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

Date: August 13, 2009

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