Form 10-Q
period 2009-09-30
UNIVERSAL ENERGY CORP.
filed 2010-02-19
CIK 1207029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
________________________

FORM 10-Q
__________________________

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to ___________

Commission file number:  000-50284

UNIVERSAL ENERGY CORP.
(Exact name of Registrant as specified in its charter)
____________________

Delaware (State or other Jurisdiction of Incorporation or Organization)	80-0025175 (IRS Employer I.D. No.)
___________________________

1540 International Parkway, Suite 200
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

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of February 15, 2010 was 80,835,199,965 and there were 460 stockholders of record.

UNIVERSAL ENERGY CORP.

FORM 10-Q

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,048	$82,524
Accounts receivable	36,154	116,416
Debt issuance costs, net of accumulated amortization of $800,126 and $602,132	-	197,994
Prepaid expenses	900	6,280

Total current assets	43,102	403,214

Prepaid drilling and completion costs	6,749	24,392
Oil and gas properties, proven (Note 4)	1,210,704	1,914,821
Property and equipment, net of accumulated depreciation of $9,088 and $6,131	4,449	7,406
Security deposit	1,545	1,545

Total assets	$1,266,549	$2,351,378

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$204,439	$232,604
Accrued expenses	269,456	163,020
Accrued interest	24,682	68,487
Promissory notes to stockholders (Note 5)	-	350,000
Promissory notes to stockholders, net of discounts of $57,940 and $113,800
(Note 6)	217,060	161,200
September 2007 Convertible Debentures, net of discounts of $0 and
$628,813 (Note 7)	1,628,526	1,325,869
November 2007 Convertible Debentures, net of discounts of $0 and
$288,409 (Note 8)	-	563,947
May 2008 Convertible Debentures, net of discounts of $0 and $920,528 (Note 9)	-	282,038
October 2008 Convertible Debentures, net of discounts of $0 and
$745,671 (Note 10)	-	35,505

Total current liabilities	2,344,163	3,182,670

Asset retirement obligation (Note 4)	8,941	2,270

Total liabilities	2,353,104	3,184,940

Commitments and contingencies (Note 15)

Stockholders’ deficit:
Common stock, $0.0001 par value, 100,000,000,000 shares authorized,
80,835,199,965 and 3,254,175,258 shares issued and outstanding	8,083,523	325,419
Additional paid-in capital	17,011,665	13,639,741
Accumulated deficit	(26,181,743)	(14,798,722)

Total stockholders’ deficit	(1,086,555)	(833,562)

Total liabilities and stockholders’ deficit	$1,266,549	$2,351,378

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue, net	$72,981	$237,916	$330,150	$533,215

Cost of revenue	37,307	35,825	132,743	83,938

Gross profit	35,674	202,091	197,407	449,277

Operating expenses
Depreciation, amortization and depletion	146,650	137,473	435,512	374,890
General and administrative expenses	6,242,690	632,218	7,177,452	1,964,279
Impairment loss on oil and gas properties (Note 4)	-	91,317	502,530	151,015
Total operating expenses	6,389,340	861,008	8,115,494	2,490,184

Loss from continuing operations	(6,353,666)	(658,917)	(7,918,087)	(2,040,907)

Other income (expense)
Adjustments to fair value of derivatives	-	(567,555)	-	17,339,619
Charges relating to repricing the 2007 Debentures	-	-	-	(9,404,508)
Charges related to the issuance of the May 2008	-	-	-	(753,649)
Loss on conversion of debentures	(320,028)	(1,136,173)	(478,743)	(1,224,792)
Excess derivative value	(1,087,835)	(1,083,020)	(2,063,126)	(2,794,676)
Accretion of discounts on convertible debentures	(310,997)	(306,586)	(576,156)	(787,465)
Interest expense, net	(142,518)	(167,807)	(346,909)	(720,502)

Total other income (expense)	(1,861,378)	(3,261,141)	(3,464,934)	1,654,027

Net income (loss) before income taxes	(8,215,044)	(3,920,058)	(11,383,021)	(386,880)

Provision for income taxes	-	-	-	-

Net income (loss)	$(8,215,044)	$(3,920,058)	$(11,383,021)	$(386,880)

Total Net income (loss) per share
– basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Weighted average shares used in computation of loss per share
– basic and diluted	6,478,098,897	324,937,715	6,177,841,852	129,256,580

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL ENERGY CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:

Net income (loss)	$(11,383,021)	$(386,880)

Adjustments to reconcile net loss to net cash used in continuing operating activities:
Accretion of discounts on convertible debentures	576,156	787,465
Adjustments to fair value of derivatives	-	(17,339,619)
Charges related to the repricing of the 2007 Debentures and Warrants	-	9,404,508
Charges related to the issuance of the May 2008 Debentures and Warrants	-	753,649
Excess derivative value	2,063,126	2,794,676
Loss on debenture conversions	478,743	1,224,792
Amortization of fair value of warrants issued with promissory notes	-	271,720
Stock issued for interest	249,411	112,828
Stock compensation expense –stock grants	5,460,008	28,317
Stock compensation expense – stock options	978,085	1,035,620
Charges related to the impairment of oil and gas properties	502,530	151,015
Charges related to penalties on debenture agreements	325,705	76,537
Depreciation, amortization and depletion	435,512	374,890
(Increase) decrease in operating assets:
Prepaid drilling and completion costs	17,643	352,332
Accounts receivable	80,262	(6,755)
Prepaid expenses	5,380	60,999
Increase (decrease) in operating liabilities:
Accounts payable	(28,166)	31,441
Accrued expenses	106,436	256,243
Accrued interest	82,016	(30,406)
Asset retirement obligation	6,671	-
Net cash used in operating activities	(43,503)	(46,628)

Cash flows from investing activities:
Investment in oil and gas properties	(32,973)	(1,305,555)
Purchase of property and equipment	-	(3,396)
Net cash used in investing activities	(32,973)	(1,308,951)

Cash flows from financing activities:
Repayments of promissory note	-	(125,000)
Net proceeds from issuance of promissory notes	-	600,000
Net proceeds from issuance of May 2008 Debentures	-	970,000
Debt issuance costs for May 2008 Debentures	-	(79,735)
Net proceeds from conversion to May 2008 Financing	-	(200,000)
Net cash provided by financing activities	-	1,165,265

Net decrease in cash and cash equivalents	(76,476)	(190,314)

Cash and cash equivalents , beginning of period	82,524	234,987

Cash and cash equivalents, end of period	$6,048	$44,673

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$33,024	$486,700
Non cash financing activities
Issuance of 35,580,987,207 and 766,564,237 shares of common stock in conversion of convertible debentures and accrued interest	$4,691,334	$4,259,335

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2009

NOTE 1 – ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

Reporting Entity.  Universal Energy Corp. and Subsidiaries (“Universal” or the “Company”) were incorporated in the State of Delaware on January 4, 2002, January 24, 2002 and February 26, 2007, respectively.  The Company is authorized to issue 100,000,000,000 shares of common stock, par value $0.0001.  The Company’s office is located in Lake Mary, Florida.  Universal Energy Corp. is an independent energy company engaged in the acquisition and development of crude oil and natural gas leases in the United States.

Principles of Consolidation. The Company’s consolidated financial statements for the periods ended September 30, 2009 and 2008, include the accounts of its wholly owned subsidiaries UT Holdings, Inc. and Universal Explorations Corp., both Delaware corporations.  All intercompany balances and transactions have been eliminated.

NOTE 2 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has significant losses from operations, negative cash flows from operations, a substantial stockholders’ deficit and current liabilities which exceed current assets. The Company may not be able to continue as a going concern and fund cash requirements for operations through the next 12 months with current cash reserves. Notwithstanding success in raising capital, there continues to be substantial doubt about the Company’s ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company’s ability to continue to raise capital and ultimately generate positive cash flows from operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

Management has taken or plans to reduce costs and convert outstanding debt to provide the Company with the ability to continue in existence.  Management anticipates raising additional future capital from its current stockholders, or other financing sources, that will be used to fund any capital shortfalls. The terms of any financing will likely be negotiated based upon current market terms for similar financings. No commitments have been received for additional investment and no assurances can be given that this financing will ultimately be completed.

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

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”). The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification™ sometimes referred to as the Codification or ASC. The FASB finalized the Codification effective for periods ending on or after September 15, 2009. Prior FASB standards are no longer being issued by the FASB.

The accompanying consolidated unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934 (the “Exchange Act”) and Article 8-03 if Regulation S-X under the Exchange Act. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation are included herein. Operating results for the three and nine months ended September 30, 2009 are not indicative of the results that may be expected for the fiscal year ending December 31, 2009. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

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

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Stock Based Compensation. The Company records an expense in its financial statements for the fair value of all stock-based compensation awards. The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees using the “modified prospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on certain requirements for all share-based payments granted after that date, and based on other requirements for all unvested awards granted prior to the effective date.

Income (Loss) per Share.  Earnings per share are calculated in accordance with the FASB ASC 260-10, “Earnings Per Share.” The Company presents basic and diluted loss per share on the face of the statement of operations.  Basic and diluted income (loss) per share has been calculated using the weighted average number of common shares outstanding during the period.    For the periods ended September 30, 2009 and 2008, 167,527,863 outstanding options or warrants were excluded from the diluted loss per share computation since their effect is anti-dilutive.

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

	Net Carrying Value
	Dec. 31, 2008	Additions	Depletion and Impairment	Sept. 30, 2009
Proven properties
United States	$1,914,821	$32,973	$(737,090)	$1,210,704

In the United States, depletion expense for the nine months ended September 30, 2009 was $234,560 (2008 - $0).  During the nine months ended September 30, 2009, the carrying value of the Company’s proved properties in the United States exceeded their estimated realizable value which resulted in a $502,530 non-cash impairment loss being recognized.

Natural gas and oil reserves- United States

The following table summarizes the changes in the Company’s proved natural gas and oil reserves for the year ended December 31, 2008 and for the nine months ended September 30, 2009.  The Company had four producing wells at the beginning of fiscal 2008 that were not assigned proved reserves. The gas and oil reserve quantities owned by the Company were prepared by an independent petroleum engineering firm.

	Liquids (Bbls)[1]	Gas (Mcf)[2]	Total (Mcfe) [3]
Proved reserves, January 1, 2008	-	-	-
Extensions, discoveries and other additions	3,682	619,839	641,931
Revisions of previous estimates	-	-	-
Production	(682)	(64,019)	(68,111)
Proved reserves, December 31, 2008	3,000	555,820	573,820
Proved reserves, January 1, 2009	-	-	-
Extensions, discoveries and other additions	-	-	-
Revisions of previous estimates	-	-	-
Production	(589)	(70,127)	(73,663)
Proved reserves, September 30, 2009	2,411	485,693	500,157

Proved reserves:
Beginning of year	3,000	555,820	573,820
End of period	2,411	485,693	500,157
________________________________________
(1)	Bbls – Barrels
(2)	Mcf – Thousands of cubic feet
(3)	Mcfe – Thousands of cubic feet equivalent (1 Bbls = 6 Mcf = 6,000 Mcfe)

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

September 30, 2009
Balance, beginning of year	$2,270
Liabilities incurred	-
Accretion	6,671
Total asset retirement obligations	$8,941

The asset retirement obligations were estimated based on a discount rate of 10%, an inflation rate of 3.0% and settlement period of 3.25 years.

NOTE 5 – PROMISSORY NOTES, OCTOBER 2007

Promissory Note - $200,000.   On October 4, 2007, the Company issued an unsecured promissory note in the amount of $200,000 to Billy Raley, the Company’s CEO and Director.  Interest accrued on the outstanding principal balance from October 4, 2007 at a rate of 11 percent per annum.   Interest was calculated on the basis of a 360-day year, and was charged on the principal outstanding from time to time for the actual number of days elapsed.   The Company was required to pay the holder all accrued interest and the outstanding principal on the maturity date of April 4, 2008.  The note was not paid on maturity and therefore was in default.  On September 30, 2009, the Company issued 1,819,444,167 shares of common stock for the $200,000 in remaining principal and $18,333 in accrued interest under the note.

Promissory Note - $150,000.  On October 4, 2007, the Company issued an unsecured promissory note in the amount of $150,000 to Dyron M. Watford, the Company’s CFO and Chairman.  Interest accrued on the outstanding principal balance from and after October 4, 2007 at a rate of 11 percent per annum.   Interest was calculated on the basis of a 360-day year, and was charged on the principal outstanding from time to time for the actual number of days elapsed.   The Company was required to pay the holder all accrued interest and the outstanding principal on the maturity date of April 4, 2008.   The note was not paid on maturity and therefore was in default.  On September 30, 2009, the Company issued 1,364,583,333 shares of common stock for the $150,000 in remaining principal and $13,750 in accrued interest under the note.

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

NOTE 7 – CONVERTIBLE DEBENTURES – SEPTEMBER 2007

On or about September 13, 2007, the Company consummated a securities purchase agreement (the “September 2007 SPA”) in which the Company received aggregate proceeds of $4,000,000 reflecting a 20% original issue discount to the purchasers. The Senior Debentures were due and payable on August 31, 2009.  The amortization may be effected through cash payments, or at the Company’s option subject to certain conditions, through the issuance of shares of the Company’s common stock, based on a price per share equal to 80% of the lowest three (3) closing bid prices of the common stock over the 20 trading days immediately preceding the date of such payment.

Roswell Capital Partners, LLC, as Collateral Agent; Bridgepointe Master Fund Ltd. vs. Universal Energy Corp. On September 1, 2009, the Company was served with a verified complaint captioned Roswell Capital Partners, LLC, as Collateral Agent; Bridgepointe Master Fund Ltd. vs. Universal Energy Corp.; Universal Explorations Corp.; UT Holdings, Inc.; Universal Energy Services Corp; and John Does 1-10 (the "Complaint"). The Complaint, which was filed in the United States District Court for the Southern District of New York, relates to the investment made by the plaintiffs (the "Secured Lenders") during 2007 in convertible debentures of the Company (the "Debentures"). The Debentures are secured by certain assets of the Company and its subsidiaries.

The lawsuit asserts breaches of the various documents executed by the Company and its subsidiaries in connection with the issuance of the Debentures. In addition to monetary damages, the lawsuit seeks a determination that the Secured Lenders hold a valid lien in certain assets of the Company, seeks an order of foreclosure relating to assets subject to valid lien and the appointment of a receiver.

On September 30, 2009, the Company issued 6,279,549,583 shares of common stock for the $746,460 in remaining principal and $51,882 in accrued interest under the debentures.

As described in Note 16 – Subsequent Events, the Company reached a settlement agreement with BridgePointe on January 14, 2010.

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 8 – CONVERTIBLE DEBENTURES – NOVEMBER 2007

On or about November 29, 2007 the Company consummated a Securities Purchase Agreement (the “November SPA”) in which the Company received aggregate proceeds of $1,350,000 reflecting a 20% original issue discount to the purchasers.  The outstanding principal balances of the Junior Debentures were due and payable on October 31, 2009. The Junior Debentures bear interest at a rate of 8 percent per annum. The amortization may be effected through cash payments, or at the Company’s option subject to certain conditions, through the issuance of shares of the Company’s common stock, based on a price per share equal to 80% of the lowest three (3) closing bid prices of the common stock over the 20 trading days immediately preceding the date of such payment.

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

On September 30, 2009, the Company issued 7,302,168,833 shares of common stock for the $876,339 in remaining principal and $72,973 in accrued interest under the debentures.

NOTE 9 – CONVERTIBLE DEBENTURES – MAY 2008

On or about June 9, 2008 the Company consummated a Securities Purchase Agreement (the “May 2008 SPA”) in which the Company received the following proceeds reflecting a 20% original issue discount to the purchasers. Pursuant to the May 2008 SPA, the Company issued
•
an aggregate of $1,006,618 of Junior Debentures (the “May 2008 Debentures”) convertible into shares of the Company’s common stock at the lesser of $0.25 per share or 80% of the lowest three (3) closing bid prices of the common stock over the 20 trading days immediately preceding the date of such payment;

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

On September 30, 2009, the Company issued 8,863,844,834 shares of common stock for the $1,090,763 in remaining principal and $61,537 in accrued interest under the debentures.

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

On September 30, 2009, the Company issued 6,447,282,250 shares of common stock for the $792,107 in remaining principal and $46,040 in accrued interest under the debentures.

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

During the nine months ended September 30, 2009, the Company converted approximately $4,691,934 in debt and accrued interest into 35,580,987,207 shares of our Common Stock.

During 2009, the Company issued a total of 37,500 shares to members of its advisory board.  The securities were exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

On September 30, 2009, the Company issued 42,000,000,000 shares of common stock to management as part of new employment agreements.  The issued securities were priced at the closing market price of $0.00013 and therefore a charge of $5,400,000 has been included in the statement of operations for this issuance.  The securities were exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

NOTE 13 – WARRANTS

A summary of warrant activity for the year ended September 30, 2009 is presented below:
	Number of Shares	Aggregate Intrinsic Value
Outstanding, January 1, 2009	155,027,863	-
Issued	-	-
Exercised	-	-
Anti-dilution adjustments	-	-
Expired/canceled	-	-
Outstanding, September 30, 2009	155,027,863	-

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25	154,477,864	3.08	$0.25	154,477,864	$0.25
$0.50	550,000	1.44	$0.50	550,000	$0.50

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

As a result, approximately $1,380,800 of compensation expense and additional paid-in capital was recorded during the years ended December 31, 2007 and 2008 relating to the vesting of 4,166,664 options awarded, respectively.  For the nine months ended September 30, 2009 and 2008, approximately $978,085 and $1,035,620 of compensation expense and additional paid-in capital was recorded relating to the vesting of 2,951,394 and 3,124,998 options awarded, respectively.  As of September 30, 2009, there were -0- non-vested shares remained outstanding.  At September 30, 2009, a total of 12,500,000 vested shares remained outstanding with a weighted average price of $0.78 and a weighted average years remaining of 3.125 years.  At September 30, 2009, the aggregate intrinsic value of the stock options issued and vested was $0, as the market value of the underlying stock was below the average exercise price of all options.

Options	Number of Shares	Option Price Per Share
Outstanding, January 1, 2009	12,500,000	$0.78
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding, September 30, 2009	12,500,000	$0.78

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

UNIVERSAL ENERGY CORP.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 16 – SUBSEQUENT EVENTS

We evaluated subsequent events through February 18, 2010, which is the date the financial statements were issued. We are not aware of any significant events, other than those identified above, which occurred subsequent to the balance sheet date but prior to February 18, 2010, that would have a material impact on our financial statements.

Settlement with Roswell Capital Partners, LLC, as Collateral Agent; Bridgepointe Master Fund Ltd.  On January 14, 2010, the Company reached a settlement agreement with Bridgepointe Master Fund Ltd.  The key terms reached by the parties were to pay 55 percent of the principal balance plus interest.  The agreement allows the Company to purchase its debentures with two equal cash payments.  The first payment is due no later than May 1, 2010, and the second is due no later than June 1, 2010. Additionally, 10 percent of the previously outstanding principal and interest balance was paid in common stock.

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

As of September 30, 2009, we have participated in drilling the following wells with the interests and results indicated as follows:

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

RESULTS OF OPERATIONS

CONDENSED CONSOLIDATED FINANCIAL INFORMATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues, net	$72,981	$237,916	$330,150	$533,215
Cost of revenue	37,307	35,825	132,743	83,938
Gross Profit	35,674	202,091	197,407	449,277
Operating expenses	6,389,340	861,008	8,115,494	2,490,184
Other income (expense)	(1,861,378)	(3,261,141)	(3,464,934)	1,654,027
Net income (loss)	$(8,215,044)	$(3,920,058)	$(11,383,021)	$(386,880)

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND
SEPTEMBER 30, 2008.

Daily Sales Volumes (Mcfe), Working Interest after royalties

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Caviar #1	60	46	77	15
Caviar #4	111	47	113	16
Amberjack	29	60	45	50
Lake Campo	2	58	35	84
Total daily sales volumes	202	211	270	165

* Barrels of oil converted into Thousand Cubic Feet Equivalent (“Mcfe”) on a basis of 6:1

Daily sales volumes for the three months and nine months ended September 30, 2009 and 2008 decreased approximately 4 percent and increased 64 percent, respectively.  The increase during the nine months ended September 30, 2009 was attributable to the successful completion of the Caviar #1 and Caviar #4 wells that began production in July 2008. In August 2008, the Company’s four producing wells in Louisiana (Caviar #1, Caviar #4, Amberjack and Lake Campo) were shut-in as ordered by the State of Louisiana for storm preparations.  Production facilities at all four wells were damaged during the hurricane.  Caviar #1, Caviar #4 and Amberjack were returned into production in late October 2008.  When Lake Campo was returned to production, excessive water production created disposal well capacity problems and was shut-in after a few days.  A workover on Lake Campo was performed in November 2008 to perforate the Tex W-5 sand which returned the well to production.  Subsequent production volumes after Lake Campo was returned to production were less than before the hurricane which has resulted in a decline from the previous year.

Net Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Volumes (Mcfe)	18,350	19,195	73,663	45,129
Price ($/Mcfe)	$5.52	$17.20	$6.15	$16.51
Revenue	$101,331	$330,226	$452,791	$745,231
Royalties	(28,350)	(92,310)	(122,641)	(212,016)
Revenue, net of royalties	72,981	237,916	330,150	533,215
Production expenses	37,307	35,825	132,743	83,938
Gross profit	$35,674	$202,091	$197,407	$449,277

For the three and nine months ended September 30, 2009, we recorded $101,331 and $452,791 in gross revenue from sales of natural gas and natural gas liquids compared to $330,226 and $745,231 in the prior year.  The average price received per Mcfe decreased approximately 69 percent and 65 percent for the three and nine months ended September 30, 2009, respectively, as oil and natural gas prices reached significant highs during June and early July of 2008 and have declined significantly since that time.  Our financial condition and the results of our operations are significantly affected by oil and natural gas commodity prices, which, can fluctuate dramatically.  We experienced a decline in our operating margins in the first quarter of 2009, compared with the same period in 2008, due to a decrease in commodity prices and increases in operating costs.  We anticipate that our margins will continue at these levels until commodity prices remain stable for an extended period of time.

Depletion, Depreciation and Amortization (“DD&A”)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Depletion – oil and gas properties, proven	$49,981	$-	$234,560	$-
Amortization of debt issuance costs	95,683	136,487	197,995	372,154
Depreciation – property and equipment	986	986	2,957	2,736
Total DD&A	$146,650	$137,473	$435,512	$374,890

Depletion per Mcfe	$2.72	$-	$3.18	$-

Depletion expense per Mcfe related to oil and gas properties in the three and nine month period ended September 30, 2009 increased as compared with the same period of the prior year as a result of reclassifying our unproven reserves to proven.  Unproven property costs prior to October 1, 2008 were excluded from costs subject to depletion.  The amortization of debt issuance costs relate to the initial fair value of broker warrants issued in connection with certain financings during 2007 and 2008.  These costs were capitalized as debt issuance costs and are were amortized using the effective interest rate method.

General and Administrative (“G&A”)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock-based compensation	$5,747,674	$345,537	$6,438,093	$1,063,937
Debenture penalties – lawsuit	325,705	76,537	325,705	76,537
Salaries and benefits	114,495	121,605	353,557	355,115
Public company costs	30,298	46,829	59,169	298,220
Office expenses	24,518	41,710	60,231	170,470
Miscellaneous	-	-	(59,303)	-
Total G&A	$6,242,690	$632,218	$7,177,452	$1,964,279

General and administrative expenses have increased approximately $5,610,500 and $5,213,200 in the three and nine month periods ended September 30, 2009 compared to the same periods in the prior year.   This increase is due to stock-based compensation awards during 2009.  Management implemented a cost control program and salaries, public company costs and office expenses have decreased as a result of this program.

Other income (expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Adjustments to fair value of derivatives	$-	$(567,555)	$-	$17,339,619
Charges relating to repricing the 2007 Debentures	-	-	-	(9,404,508)
Charges related to the issuance of the May 2008	-	-	-	(753,649)
Loss on conversion of debentures	(320,028)	(1,136,173)	(478,743)	(1,224,792)
Excess derivative value	(1,087,835)	(1,083,020)	(2,063,126)	(2,794,676)
Accretion of discounts on convertible debentures	(310,997)	(306,586)	(576,156)	(787,465)
Interest expense, net	(142,518)	(167,807)	(346,909)	(720,502)
Total other income (expense)	$(1,861,378)	$(3,261,141)	$(3,464,934)	$1,654,027

Other income (expense) for the three and nine and months ended September 30, 2009 decreased substantially as a result of non-cash adjustments to the fair value of the Company’s derivatives as well as charges relating to the repricing of the 2007 debentures during 2008.  The decrease in excess derivative value and accretion of discounts on convertible debentures in the three and nine months ended September 30, 2009, compared to the prior year relate primarily to amortization of remaining debt discounts and deferred financing costs for all of our outstanding debentures. Interest expense was lower in the three and nine months ended September 30, 2009 than in 2008 due to the lower debt balances during the period.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated below:

	Nine Months Ended September 30,
	2009	2008
Net cash used in operating activities	$(43,503)	$(46,628)
Net cash used in investing activities	(32,973)	(1,308,951)
Net cash provided by financing activities	-	1,165,265
Net decrease in cash and cash equivalents	(76,476)	(190,314)
Cash and cash equivalents, end of the period	$6,048	$44,673

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

Our cash and cash equivalents are limited. In the short term, we will require substantial additional funding prior to March 31, 2010 in order to maintain our current level of operations.  If we are unable to raise additional funding, we will be forced to either substantially scale back our business operations or curtail our business operations entirely.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of September 30, 2009:

	Payment Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Debt obligations(1,2)	$1,947,526	$1,628,526	$319,000	$-	$-

(1)
Amounts represent total anticipated payments, including anticipated interest payments that are not recorded on the consolidated balance sheets. Any future settlement of debt would reduce anticipated interest and/or principal payments. Amounts exclude fair value adjustments such as discounts or premiums that affect the amount recorded on the consolidated balance sheets.

(2)
The expected timing of payments of the obligations above are estimates based on current information. Timing of payments and actual amounts paid may be different, depending on certain circumstances, or changes to agreed-upon amounts for some obligations.

Variables and Trends

We have a limited operating history with respect to our acquisition and development of oil and gas properties. In the event we are able to obtain the necessary financing to move forward with our business plan, we expect our expenses to increase significantly as we grow our business. Accordingly, the comparison of the financial data for the periods presented may not be a meaningful indicator of our future performance and must be considered in light of these circumstances.

Critical Accounting Policies and Estimates

We are engaged in the exploration, exploitation, development, acquisition, and production of natural gas and crude oil.  Our discussion of financial condition and results of operations is based upon the information reported in our consolidated financial statements.  The preparation of these consolidated financial statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses as well as the disclosure of contingent assets and liabilities as of the date of our financial statements.  We base our decisions affecting the estimates we use on historical experience and various other sources that are believed to be reasonable under the circumstances.  Actual results may differ from the estimates we calculate due to changes in business conditions or unexpected circumstances.  Policies we believe are critical to understanding our business operations and results of operations are detailed below.  For additional information on our significant accounting policies refer to Note 3 - Summary of Significant Accounting Policies and Note 4 - Oil and Gas Properties of this report.

Oil and gas reserve quantities.  Estimated reserve quantities and the related estimates of future net cash flows are critical estimates for an exploration and production company because they affect the perceived value of our Company, are used in comparative financial analysis ratios and are used as the basis for the most significant accounting estimates in our financial statements.  The significant accounting estimates include the periodic calculations of depletion, depreciation and impairment of our proved oil and gas properties.  Future cash inflows and future production and development costs are determined by applying benchmark prices and costs, including transportation, quality, and basis differentials, in effect at the end of each period to the estimated quantities of oil and gas remaining to be produced as of the end of that period.  Expected cash flows are reduced to present value using a discount rate that depends upon the purpose for which the reserve estimates will be used.  For example, the standardized measure calculation requires a ten percent discount rate to be applied.  Although reserve estimates are inherently imprecise, and estimates of new discoveries and undeveloped locations are more imprecise than those of established producing oil and gas properties, we make a considerable effort in estimating our reserves, including using independent reserve engineering consultants.  We expect that periodic reserve estimates will change in the future as additional information becomes available or as oil and gas prices and operating and capital costs change.  We evaluate and estimate our oil and gas reserves at December 31 of each year.  For purposes of depletion, depreciation, and impairment, reserve quantities are adjusted at all interim periods for the estimated impact of additions and dispositions.  Changes in depletion, depreciation, or impairment calculations caused by changes in reserve quantities or net cash flows are recorded in the period that the reserve estimates change.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2009.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

On September 1, 2009, the Company was served with a verified complaint captioned Roswell Capital Partners, LLC, as Collateral Agent; Bridgepointe Master Fund Ltd. vs. Universal Energy Corp.; Universal Explorations Corp.; UT Holdings, Inc.; Universal Energy Services Corp; and John Does 1-10 (the "Complaint"). The Complaint, which was filed in the United States District Court for the Southern District of New York, relates to the investment made by the plaintiffs (the "Secured Lenders") during 2007 in convertible debentures of the Company (the "Debentures"). The Debentures are secured by certain assets of the Company and its subsidiaries.

The lawsuit asserts breaches of the various documents executed by the Company and its subsidiaries in connection with the issuance of the Debentures. In addition to monetary damages, the lawsuit seeks a determination that the Secured Lenders hold a valid lien in certain assets of the Company, seeks an order of foreclosure relating to assets subject to valid lien and the appointment of a receiver.

While the Company is hopeful that a satisfactory resolution of this matter will be achieved, no assurance can be given at this time that this will occur, in which case, if successful in this lawsuit, the Secured Lenders would materially adversely affect the Company's business.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.
(b)	Not applicable.
(c)
For the three months ended September 30, 2009, the Company issued 12,500 shares of restricted common stock to members of the Company’s advisory board.  At the date of each issuance, the shares were valued at the closing price.  The securities were exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.  On September 30, 2009, the Company issued 42,000,000,000 shares of common stock to management as part of new employment agreements.  The issued securities were priced at the closing market price of $0.00013 and therefore a charge of $5,400,000 has been included in the statement of operations for this issuance.  The securities were exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities.

On September 1, 2009, the Company was served with a verified complaint captioned Roswell Capital Partners, LLC, as Collateral Agent; Bridgepointe Master Fund Ltd. vs. Universal Energy Corp.; Universal Explorations Corp.; UT Holdings, Inc.; Universal Energy Services Corp; and John Does 1-10 (the "Complaint"). The Complaint, which was filed in the United States District Court for the Southern District of New York, relates to the investment made by the plaintiffs (the "Secured Lenders") during 2007 in convertible debentures of the Company (the "Debentures"). The Debentures are secured by certain assets of the Company and its subsidiaries.

The lawsuit asserts breaches of the various documents executed by the Company and its subsidiaries in connection with the issuance of the Debentures. In addition to monetary damages, the lawsuit seeks a determination that the Secured Lenders hold a valid lien in certain assets of the Company, seeks an order of foreclosure relating to assets subject to valid lien and the appointment of a receiver.

While the Company is hopeful that a satisfactory resolution of this matter will be achieved, no assurance can be given at this time that this will occur, in which case, if successful in this lawsuit, the Secured Lenders would materially adversely affect the Company's business.

Item 4.	Submission of Matters to a Vote of Security Holders.

During the Annual Meeting held on August 25, 2009 the stockholders of the Company approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock, par value $0.0001 per share, of the Company to 100,000,000,000 shares.

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

10.17	Form of Senior Secured Convertible Debenture (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.18	Form of Registration Rights Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.19	Form of “A” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.20	Form of “B” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.21	Form of “C” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.22	Form of Security Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.23	Form of Subsidiary Guarantee (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.24	Form of Pledge Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.25	Form of Limited Standstill Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.26	Form of Securities Purchase Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2007).
10.27	Form of Convertible Debenture (previously filed on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2007).
10.28	Form of “D” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2007).
10.29	Form of “E” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2007).
10.30	Form of “F” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2007).
10.31	Form of “G” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2007).
10.32	Form of Securities Purchase Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2007).
10.33	Form of Convertible Debenture (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2007).
10.34	Form of “I” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2007).
10.35	Form of Consent and Amendment Agreement – September 2007 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2007).
10.36	Form of Consent and Amendment Agreement – November 2007 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2007).
10.37	Form of Amended Registration Rights Agreement – September 2007 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2007).
10.38	Form of Amended Registration Rights Agreement – November 2007 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2007).
10.39	Form of Securities Purchase Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2008).
10.40	Form of Convertible Debenture (previously filed on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2008).

EXHIBIT NUMBER	DESCRIPTION
10.41	Form of “J” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2008).
10.42	Form of Limited Standstill Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2008).
10.43	Employment Agreement, dated as of September 30, 2009, by and between Universal Energy Corp. and Dyron M. Watford.*
10.44	Employment Agreement, dated as of September 30, 2009, by and between Universal Energy Corp. and Billy R. Raley.*
14	Code of Ethics (previously filed on Form 10-KSB, filed with the Securities and Exchange Commission on March 29, 2004).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*             Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:       February 18, 2010

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

10.17	Form of Senior Secured Convertible Debenture (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.18	Form of Registration Rights Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.19	Form of “A” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.20	Form of “B” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.21	Form of “C” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.22	Form of Security Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.23	Form of Subsidiary Guarantee (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.24	Form of Pledge Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.25	Form of Limited Standstill Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2007).
10.26	Form of Securities Purchase Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2007).
10.27	Form of Convertible Debenture (previously filed on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2007).
10.28	Form of “D” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2007).
10.29	Form of “E” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2007).
10.30	Form of “F” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2007).
10.31	Form of “G” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2007).
10.32	Form of Securities Purchase Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2007).
10.33	Form of Convertible Debenture (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2007).
10.34	Form of “I” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2007).
10.35	Form of Consent and Amendment Agreement – September 2007 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2007).
10.36	Form of Consent and Amendment Agreement – November 2007 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2007).
10.37	Form of Amended Registration Rights Agreement – September 2007 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2007).
10.38	Form of Amended Registration Rights Agreement – November 2007 (previously filed on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2007).
10.39	Form of Securities Purchase Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2008).
10.40	Form of Convertible Debenture (previously filed on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2008).

EXHIBIT NUMBER	DESCRIPTION
10.41	Form of “J” Warrant to Purchase Common Stock (previously filed on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2008).
10.42	Form of Limited Standstill Agreement (previously filed on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2008).
10.43	Employment Agreement, dated as of September 30, 2009, by and between Universal Energy Corp. and Dyron M. Watford.*
10.44	Employment Agreement, dated as of September 30, 2009, by and between Universal Energy Corp. and Billy R. Raley.*
14	Code of Ethics (previously filed on Form 10-KSB, filed with the Securities and Exchange Commission on March 29, 2004).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*             Filed herewith.